Form 10-Q
period 1996-03-31
RAINES LENDERS L P
filed 1996-05-15
CIK 845399

                  FORM 10-Q.--QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                          OF THE SECURITIES EXCHANGE ACT OF 1934
                    (As last amended in Rel. No. 31326, eff. 10/22/92.)

                                       UNITED STATES

                            SECURITIES AND EXCHANGE COMMISSION

                                  Washington, D.C. 20549

                                         FORM 10-Q

                                        (Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended March 31, 1996

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _______to _______

Commission File Number:                  33-26327

                                   RAINES LENDERS, L.P.
                  (Exact name of Registrant as specified in its charter)

Delaware                                                  62-1375240
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                            Identification)

One Belle Meade Place, 4400 Harding Road, Suite 500,
Nashville, Tennessee 37205
(Address of principal executive office)                           (Zip Code)

                                      (615) 292-1040
                   (Registrant's telephone number, including area code)

        Indicate by check mark whether the Registrant (1)
has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and
(2) has been subject to such filing requirements for at least the past 90 days.

                                 YES    X       NO

                               PART 1. FINANCIAL INFORMATION

                               Item 1. Financial Statement.


                                   RAINES LENDERS, L.P.
                             (A Delaware Limited Partnership)


                                   FINANCIAL STATEMENTS
                         FOR THE THREE MONTHS ENDED MARCH 31, 1996



                                           INDEX


   Financial Statements

           Balance Sheets                                      3
           Statements of Operations                            4
           Statements of Cash Flows                            5
           Notes                                               6

                                   RAINES LENDERS, L.P.
                                  (A Limited Partnership)


                                      BALANCE SHEETS
                                        (Unaudited)

                                          ASSETS


                                                 March 31,     December 31,
                                                   1996            1995
CASH                                               $18,959          $29,007
NOTE RECEIVABLE FROM AFFILIATE                   4,700,000        4,700,000
INTEREST RECEIVABLE
   FROM AFFILIATE                                2,272,434        2,131,434
LOAN COSTS, less accumulated
   amortization of $121,899 in
   1996 and $99,662 in 1995                        109,353          113,800

           Total Assets                         $7,100,746       $6,974,241
                                                ==========       =========



                             LIABILITIES AND PARTNERS' EQUITY

ACCOUNTS PAYABLE                                      $405             $405
PARTNERS' EQUITY                                 7,100,341        6,973,836

           Total Liabilities &
           Partners' Equity                     $7,100,746       $6,974,241
                                                ==========       ==========








                            See notes to financial statements.
/TABLE

                                   RAINES LENDERS, L.P.
                                  (A Limited Partnership)

                                  STATEMENT OF OPERATIONS
                                        (Unaudited)

                                                            Quarter &
                                                           Year-to-Date
                                                          Ending March 31,
                                                      1996             1995
REVENUES:

   Interest                                       $141,000        $ 141,000

EXPENSES:

   Legal & Accounting                                7,478            8,500
   Mortgage Servicing Fee                            2,250            2,250
   General & Administration                            320              397
   Amortization                                      4,447            4,447

           Total Expenses                          $14,495          $15,594

           NET INCOME                             $126,505         $125,406
                                                  ========         ========




















                             See notes to financial statements
/TABLE

                                   RAINES LENDERS, L.P.
                                  (A Limited Partnership)

                                 STATEMENTS OF CASH FLOWS
                                        (Unaudited)
                                                            Year-To-Date
                                                              March 31,
                                                      1996             1995
Cash flows from Operating Activities:

Net Income                                        $126,505         $125,406

Adjustments to reconcile Net Income
   to Net Cash used in Operating Activities:

           Amortization                              4,447            4,447
           Increase in Acct. Pay.                     -               1,200
           Increase in Accr. Interest            (141,000)        (141,000)
           Payments Received on Interest
             Receivable from Affil.                   -             600,000

           Total Adjustments                     (136,553)          464,647

Net cash used in Operating Act.                   (10,048)          590,053

Cash Flows from Investing Activities

           Distribution to Partners                   -           (568,182)

NET CHANGE IN CASH                                (10,048)          21,871

CASH AT JANUARY 1,                                 29,007           16,693

CASH AT MARCH 31,                                 $18,959          $38,564
                                                  =======          =======









                            See notes to financial statements.
/TABLE

                                   RAINES LENDERS, L.P.
                                  (A Limited Partnership)

                             NOTES TO THE FINANCIAL STATEMENTS

                         For the Three Months Ended March 31, 1996
                                        (Unaudited)


A.         ACCOUNTING POLICIES

   The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Form 10-K for the year ended December 31, 1996. In the opinion of management such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to summarize fairly the Partnership's financial position and results of operations. The results of operations for the three month period ended March 31, 1996 may not be indicative of the results that may be expected for the year ending
December 31, 1996.


B.         RELATED PARTY TRANSACTIONS

   The General Partner and its affiliates have been actively involved in managing the Partnership, and complying with the terms of the Lender Financing.
Compensation earned for these services were as follows:

                                                      1996             1995
Mortgage Servicing Fee                              $2,250           $2,250
Accounting Fees                                        301              301


Item 2.Management's Discussion and Analysis of Financial
Condition and Results of Operations


Results of Operations for the Quarter Ended March 31,
1996.

The Partnership's primary business is to lend monies to Raines Road, L.P. ("the Borrower"). Therefore, the majority of its activity on a regular basis is to accrue interest income. There are no interest or principal payments due to the Partnership until the Property securing the Partnership's loan or portions thereof are sold, or December 31, 2001, whichever is earlier.

Due to the nature of the Registrant, all activity is a result of transactions in Raines Road, L.P., the loan holder. The Borrower had no property sales during the first quarter of 1996. The cumulative applicable principal balance unpaid as of March 31, 1996 is $1,268,729 and is payable from future sales proceeds after all accrued interest is paid.

Operations of the Registrant are minimal and have remained comparable to prior quarters.

Financial Condition and Liquidity

   As of April 30, 1996, the Registrant had $15,509 in cash reserves. These funds are expected to be sufficient through 1996.

                                Part II. OTHER INFORMATION

Item 6.         Exhibits and Reports on Form 8-K

   (a)      Exhibits

            Exhibit 27 - Financial Data Schedule for the
            First Quarter of 1996

   (b)      No 8-K's have been filed during this quarter.

                                        SIGNATURES


Pursuant to the requirements of the Securities Exchange
Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                  RAINES LENDERS, L.P.

                                                  By:  222 RAINES LTD.
                                                       General Partner



Date:       May 15, 1996                          By:  /s/ Steven D. Ezell
                                                       General Partner



                                                  By:  222 PARTNERS, INC.
                                                       General Partners



Date:       May 15, 1996                          By:  /s/ Michael A. Hartley
                                                       Secretary/Treasurer