Form 10-Q
period 1996-06-30
RAINES LENDERS L P
filed 1996-08-14
CIK 845399

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

For the period ended June 30, 1996

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


                                   FINANCIAL STATEMENTS
                          FOR THE SIX MONTHS ENDED June 30, 1996



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

                                   RAINES LENDERS, L.P.
                                  (A Limited Partnership)


                                      BALANCE SHEETS
                                        (Unaudited)

                                          ASSETS

                                              June 30,    December 31,
                                                1996           1995
CASH                                             13,293        $29,007

NOTE RECEIVABLE FROM AFFILIATE                4,700,000      4,700,000

INTEREST RECEIVABLE FROM AFFILIATE            2,413,434      2,131,434

LOAN COSTS, less accumulated
amortization of $126,344 in 1996
and $99,662 in 1995                             104,906        113,800

           Total Assets                       7,231,633     $6,974,241
                                              =========      ===================



                             LIABILITIES AND PARTNERS' EQUITY

ACCOUNTS PAYABLE                                  $ 405          $ 405

PARTNERS' EQUITY                              7,231,228      6,973,836

   Total Liabilities &
   Partners' Equity                          $7,231,633     $6,974,241
                                              =========     ==========







                            See notes to financial statements.
/TABLE

                                   RAINES LENDERS, L.P.
                                  (A Limited Partnership)

                                  STATEMENT OF OPERATIONS
                                        (Unaudited)

                                      Quarter Ending        Year-to-Date
                                         June 30,          Ending June 30,
                                     1996       1995       1996       1995
REVENUES:

   Interest                       141,560  $ 143,398    282,561    284,399

EXPENSES:

   Legal & Accounting               3,959      1,677     11,436     10,177
   Mortgage Servicing
           Fee                      2,250      2,250      4,500      4,500
   General & Admin.                    17        148        337        545
   Amortization                     4,447      4,447      8,894      8,894
                                    -----      -----      -----     ------

   Total Expenses                  10,673      8,522     25,167     24,116

NET INCOME                        130,886    134,876    257,392    260,283
                                  =======    =======    =======    =======




















                             See notes to financial statements
/TABLE

                                   RAINES LENDERS, L.P.
                                  (A Limited Partnership)

                                 STATEMENTS OF CASH FLOWS
                                        (Unaudited)
                                                    Year-To-Date
                                                       June 30,
                                                 1996         1995
Cash flows from Operating Activities:

Net Income                                      257,392      260,283
Adjustments to reconcile Net Income
   to Net Cash used in Operating Activities:

           Amortization                           8,894        8,894
           Additional Accrued Int.             (282,000)    (283,567)
           Payments Received on Interest
           Receivable from Affiliate               -         600,000
                                               --------      -------
           Total Adjustments                   (273,106)     325,327

Net cash used in Operating
   Activities                                   (15,714)     585,610

Cash Flows from Investing Activities:

           Distribution to Partners                -        (568,182)

NET CHANGE IN CASH                              (15,714)      17,428

CASH AT JANUARY 1,                               29,007       16,693

CASH AT JUNE 30,                                 13,293       34,121
                                                 ======       ======












                            See notes to financial statements.
/TABLE

                                   RAINES LENDERS, L.P.
                                  (A Limited Partnership)

                             NOTES TO THE FINANCIAL STATEMENTS

                          For the Six Months Ended June 30, 1996
                                        (Unaudited)


A.         ACCOUNTING POLICIES

   The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Form 10-K for the year ended December 31, 1995. In the opinion of management such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to summarize fairly the Partnership's financial position and results of operations. The results of operations for the six month period ended June 30, 1996 may not be indicative of the results that may be expected for the year ending
   December 31, 1996.


B.         RELATED PARTY TRANSACTIONS

   The General Partner and its affiliates have been actively involved in managing the Partnership, and complying with the terms of the Lender Financing as described in the Prospectus dated April 3, 1989.
   Compensation earned for these services were as follows:

                                                    1996         1995
           Mortgage Servicing Fee                 $4,500       $4,500

           Accounting Fees                         1,300        1,200



Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations


Results of Operations

The Partnership's primary business is to lend monies to Raines Road, L.P. ("the Borrower"). Therefore, the majority of its activity on a regular basis is to accrue interest income. There are no interest or principal payments due to the Partnership until the Property, securing the Partnership's loan or portions thereof are sold, or December 31, 2001, whichever is earlier.

Due to the nature of the Registrant, all activity is a result of the transactions of Raines Road, L.P. The
Borrower had no property sales during the six months ending June 30, 1996. The cumulative applicable principal balance unpaid as of June 30, 1996 is $1,268,729 and is payable from future sales proceeds after all accrued interest is paid.

Operations of the Registrant are minimal and have remained comparable to prior quarters.

Financial Condition and Liquidity

At July 31, 1996 the partnership had cash reserves of approximately $11,043 to cover partnership administrative expenses. These reserves are expected to be sufficient through the remainder of the year.

                                Part II. OTHER INFORMATION

Item 6.                          Exhibits and Reports on Form 8-K

   (a)   Exhibit 27 - Financial Data Schedule

   (b)   No 8-K's have been filed during this quarter.

                                        SIGNATURES


Pursuant to the requirements of the Securities Exchange
Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                  RAINES LENDERS, L.P.

                                                  By:   222 RAINES LTD.
                                                        General Partner



Date:  August 14, 1996                            By:   /s/ Steven D. Ezell
                                                        General Partner



                                                  By:  222 PARTNERS, INC.
                                                        General Partners



Date:  August 14, 1996                            By:  /s/ Michael A. Hartley
                                                        Secretary/Treasurer