Form 10-Q
period 1996-09-30
RAINES LENDERS L P
filed 1996-11-14
CIK 845399

                  FORM 10-Q.-QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                         OF THE SECURITIES EXCHANGE ACT OF 1934
                   (As last amended in Rel. No. 31326, eff. 10/22/92.)

                                      UNITED STATES

                           SECURITIES AND EXCHANGE COMMISSION

                                 Washington, D.C. 20549

                                        FORM 10-Q

                                       (Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended September 30, 1996

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


                                  FINANCIAL STATEMENTS
                      FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996



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

                                  RAINES LENDERS, L.P.
                                 (A Limited Partnership)


                                     BALANCE SHEETS
                                       (Unaudited)

                                         ASSETS

                                              September 30,           December 31,
                                                    1996                  1995

CASH                                                 10,743               $29,007

NOTE RECEIVABLE FROM AFFILIATE                    4,700,000             4,700,000

INTEREST RECEIVABLE FROM AFFILIATE                2,554,434             2,131,434

LOAN COSTS                                          100,459               113,800

          Total Assets                            7,365,636            $6,974,241
                                                  =========             ===================



                            LIABILITIES AND PARTNERS' EQUITY

ACCOUNTS PAYABLE                                      $ 405                 $ 405

PARTNERS' EQUITY                                  7,365,231             6,973,836

  Total Liabilities &
  Partners' Equity                               $7,365,636            $6,974,241
                                                  =========            ==========







                           See notes to financial statements.
/TABLE

                                  RAINES LENDERS, L.P.
                                 (A Limited Partnership)

                                 STATEMENT OF OPERATIONS
                                       (Unaudited)

                                                  Quarter       Year-to-Date
                                                    Ending September 30,
                                          1996         1995        1996         1995

REVENUES:

  Interest                             141,000    $ 144,133     423,560      428,532

EXPENSES:

  Legal & Accounting                       300          300      11,737       10,477
  Mortgage Servicing
          Fee                            2,250        2,250       6,750        6,750
  General & Admin.                         -          1,148         337        1,693
  Amortization                           4,447        4,447      13,341       13,341
                                         -----        -----       -----       ------

  Total Expenses                         6,997        8,145      32,165       32,261

NET INCOME                             134,003      135,987     391,395      396,271
                                       =======      =======     =======      =======


















                            See notes to financial statements
/TABLE

                                  RAINES LENDERS, L.P.
                                 (A Limited Partnership)

                                STATEMENTS OF CASH FLOWS
                                       (Unaudited)
                                                               Year-To-Date
                                                               September 30,
                                                          1996               1995

Cash flows from Operating Activities:

Net Income                                               391,395            396,271
Adjustments to reconcile Net Income
  to Net Cash used in Operating Activities:

          Amortization                                    13,341             13,341
          Additional Accrued Int.                       (423,000)          (427,701)
          Payments Received on Interest
             Receivable from Affiliate                      -               600,000
          Increase in Accounts Payable                      -                   300
                                                        --------            -------
          Total Adjustments                             (409,659)           185,940

Net cash used in Operating
  Activities                                             (18,264)           582,211

Cash Flows from Investing Activities:

          Distribution to Partners                          -              (568,182)

NET CHANGE IN CASH                                       (18,264)            14,029

CASH AT JANUARY 1,                                        29,007             16,693

CASH AT SEPTEMBER 30,                                     10,743             30,722
                                                          ======             ======









                           See notes to financial statements.
/TABLE

                                  RAINES LENDERS, L.P.
                                 (A Limited Partnership)

                            NOTES TO THE FINANCIAL STATEMENTS

                      For the Nine Months Ended September 30, 1996
                                       (Unaudited)


A.        ACCOUNTING POLICIES

  The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Form 10-K for the year ended December 31, 1995. In the opinion of management such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to summarize fairly the Partnership's financial position and results of operations. The results of operations for the nine month period ended September 30, 1996 may not be indicative of the results that may be expected for the year ending December 31, 1996.


B.        RELATED PARTY TRANSACTIONS

  The General Partner and its affiliates have been actively involved in managing the Partnership, and complying with the terms of the Lender Financing.
  Compensation earned for these services were as follows:

                                                             1996               1995

          Mortgage Servicing Fee                           $6,750             $6,750

          Accounting Fees                                   1,600              1,500



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

Due to the nature of the Registrant, all activity is a result of the transactions of Raines Road, L.P. The
Borrower had no property sales during the nine months ending September 30, 1996. The cumulative applicable principal balance unpaid as of September 30, 1996 is $1,268,729 and is payable from future sales proceeds after all accrued interest is paid.

Operations of the Registrant are minimal and have remained comparable to prior quarters.

Financial Condition and Liquidity

At October 31, 1996 the partnership had cash reserves of approximately $8,493 to cover partnership administrative expenses. These reserves are expected to be sufficient through the remainder of the year.

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


                                                 RAINES LENDERS, L.P.

                                                 By:   222 RAINES LTD.
                                                       General Partner



Date:  November 14, 1996                         By:   /s/ Steven D. Ezell
                                                       General Partner



                                                 By:  222 PARTNERS, INC.
                                                       General Partners



Date:  November 14, 1996                         By:  /s/ Michael A. Hartley
                                                       Secretary/Treasurer