Form 10-K405
period 1996-12-31
RAINES LENDERS L P
filed 1997-03-28
CIK 845399

                         UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-K

(Mark One)
[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
[Fee Required]
                    For the fiscal year ended
                        December 31, 1996

                               or

[ ] Transition Report to Section 13 or 15(d) of the Securities
Exchange Act of 1934
[Fee Required]
For the transition period from _______to_______

                     Commission File Number
                           33-26327-A

                      RAINES LENDERS, L.P.
     (Exact name of Registrant as specified in its charter)

           Delaware                          62-1375240
(State or other Jurisdiction of           (I.R.S. Employer
incorporation or organization)             Identification
                                              Number.)

One Belle Meade Place, 4400 Harding Road, Suite 500, Nashville,
Tennessee                                       37205
(Address of principal executive office)      (Zip Code)

Registrant's telephone number, including area code: (615) 292-1040 Securities registered pursuant to Section 12(b) of the Act:

      Title of each class               Name of each exchange
                                         on which registered
             None                               None

Securities registered pursuant to Section 12(g) of the Act:
              UNITS OF LIMITED PARTNERSHIP INTEREST
                        (Title of Class)

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy of information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                                        [X]

     The aggregate sales price of the Units of Limited Partnership Interest to non-affiliates was $5,625,000 as of January 31, 1997. This does not reflect market value, but is the price at which these Units of Limited Partnership Interest were sold to the public. There is no current market for these Units.

               DOCUMENTS INCORPORATED BY REFERENCE

Documents Incorporated by Reference in Part IV:

Prospectus of Registrant, dated April 3, 1989, as filed pursuant to Rule 424(b) of the Securities and Exchange Commission.

                             PART I

Item 1.  Business

     Raines Lenders, L.P. ("Registrant"), is a Delaware limited partnership organized on December 16, 1988, pursuant to the provisions of the Delaware Revised Uniform Limited Partnership Act, Sections 17-101 - 17-1109, Title 6. The General Partner of the Registrant is 222 Raines, Ltd., a Tennessee limited partnership, whose general partners are Steven D. Ezell, Michael A. Hartley and 222 Partners, Inc.

     The Registrant's primary business is to lend monies to Raines Road, L.P. an affiliated partnership, which is engaged primarily in the business of acquiring, developing and disposing of certain undeveloped real estate in Memphis, Tennessee (the "Property").
The Registrant's investment objectives are preservation of capital and capital appreciation through lending with a participating interest in a partnership that invests in real estate which is expected to appreciate through the passage of time, growth in the surrounding areas, and the development of the Property prior to resale.

Financial Information about Industry Segments

     The Registrant's activity is within one industry segment and geographical area. Therefore, financial data relating to the industry segment and geographical area is included in Item 6 -
Selected Financial Data.

Narrative Description of Business

     The Registrant issued a $4,700,000 participating mortgage note (the "Lender Financing"), maturing on December 31, 2001 to Raines Road, L.P., (the "Borrower") an affiliated partnership sharing the same General Partner. The proceeds of the Lender Financing were used by the Borrower, together with the available equity proceeds, to acquire the Property and fund reserves. The Lender Financing entitles the Registrant to receive a priority return of interest and principal, and a 50% profit participation upon the sale of the Property by the Borrower.

     The Property securing the Lender Financing consists of approximately 230 acres of partially developed land on Raines Road in Memphis, Tennessee, adjacent to the Memphis International
Airport. The Property is zoned for a wide variety of light industrial, warehouse, office-warehouse and distribution uses. All utilities, including water, sewer, electricity and natural gas, are available to the Property.

     In May, 1994, the Borrower secured a $1,100,000 loan commitment from C.I.O.S., a Tennessee charitable lead trust. On May 6, 1996 the Borrower retired the loan in full. The original loan proceeds were used to pay tax property taxes and a construction payable. The C.I.O.S. note was secured with a first mortgage on the Borrower's Property and left the Registrant with a subordinated position.

Competition

     Because the Registrant is under agreement to loan all proceeds raised, less operating reserves, to Raines Road, L.P., the Registrant is not involved in competition.

     The General Partner believes that the Property securing the Lender Financing provides strong competition for purchasers or developers of land in the Memphis Airport Area. There are a number of tracts of competitive industrial land in the area, though there are very few large vacant parcels available.

     Primary competition comes from three industrial parks in the airport sub-market, each offering similar pricing to the Registrant. The General Partner believes that the Property is competitive due to its location, access and low costs of development.

     The Registrant has no employees. Mortgage services are being provided under a contractual agreement with Landmark Realty
Services Corporation, an affiliate of the General Partner.

Item 2.  Properties

     The Registrant does not own any property, nor does it intend to own any property in the future.

Item 3.  Legal Proceedings

     Registrant is not party to any material legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders

     The security holders of Registrant did not vote on any matter during the fiscal year covered by this report.

                             PART II

Item 5.  Market for Registrants' Units of Limited Partnership
Interest and Related Security Holder Matters

     There is no established market for the Units, and it is not anticipated that any will exist in the future. The Registrant commenced an offering to the public on April 3, 1989 of 5,625 Units of Limited Partnership Interests at $1,000 per Unit. The offering of $5,625,000 was fully subscribed and closed on December 15, 1989. As of February 28, 1997, there were 500 holders of record of the Units of Limited Partnership Interests.

     There were no distributions made in 1996. There are no material restrictions upon the Registrant's present or future ability to make distributions in accordance with the provisions of Registrant's Limited Partnership Agreement.

Item 6.  Selected Financial Data

                          For the Year Ended
                             December 31,

                      1996      1995       1994      1993       1992

Total Revenues-
  Interest       $ 564,821   573,513    572,343   571,987    574,316
Net earnings       525,459   534,542    529,049   522,123    521,025
Net earnings per
  limited partner
  unit               93.41     94.02      94.05     92.82      92.63
Distributions per
  limited partner
  unit                 -         100        -         -          -
Total assets     7,499,700 6,974,241  7,007,881 6,478,827  5,956,304
Note receivable
 from affiliate  4,700,000 4,700,000  4,700,000 4,700,000  4,700,000
Interest receivable
 from affiliate  2,695,434 2,131,434  2,159,600 1,617,767  1,055,934

Item 7.  Management's Discussion and Analysis of Financial
Condition and Results of Operations

Results of Operations

     Due to the nature of the Registrant, the majority of its activity on a regular basis is to earn interest income. There are no interest payments due to the Registrant until the Property securing the Registrant's loan or portions thereof is sold, or until December 31, 2001, whichever is first.

     The operations of the Registrant have remained comparable through the years. The reduction in amortization expense is due to the organization costs being fully amortized in 1994. The minimal operational expenses are expected to continue in the future.

     In 1994, the Borrower sold 36 acres to an industrial developer for $1.9 million. Proceeds were used to fund required development and reduce the note payable to C.I.O.S. The Borrower took a short term note receivable for $646,400 as part of the sale proceeds.
The note receivable with all accrued interest was received in full on February 10, 1995.

     The Borrower did not have any property sales in 1996 or 1995. From sales in 1990, 1991 and 1994, the Cumulative Applicable Principal payments of $1,196,180 are due and payable from the next available sales proceeds, after all accrued interest is paid.

Financial Condition and Liquidity

     At January 31, 1997, the Registrant had approximately $5,984 available in funds to cover operating expenses for 1997. Operating expenses are primarily accounting fees which includes audit and tax, and mortgage servicing fees. The cash reserves are expected to run low toward the latter part of 1997. If a sale of the property occurs, then funds may be available from a payment on the Lender Financing. The General Partner expects the Registrant to meet operational needs through affiliated loans if necessary.

     In 1994, 1991 and 1990, the Borrower retained a portion of sale proceeds for development and operations and did not distribute all sale proceeds to the Registrant as payments of interest or applicable principal. During 1995, the Borrower paid $600,000 to the Registrant toward accrued interest from the 1994 sale proceeds. An interest payment of $1,027,454 was made to Lender from the 1991 net proceeds. The Registrant's and Borrower's joint General Partner believes that using sales proceeds for development and distributing only the Borrower's net available cash was contemplated by the loan agreement. However, the loan agreement is ambiguous on this use of funds; therefore, this treatment could constitute a default on the loan agreement. In such an event, the registrant is required to foreclose the loan and accelerate the amounts due. Currently, the Registrant has not foreclosed or accelerated the amounts due under the loan agreement and has no plans to do so.

Item 8.  Financial Statement and Supplementary Data

                      RAINES LENDERS, L.P.
                     (A Limited Partnership)

                      FINANCIAL STATEMENTS
                       FOR THE YEARS ENDED
                  DECEMBER 31, 1996, 1995, 1994

                              INDEX

                                                       Page
                                                       Number

Independent Auditors' Report                           8

Financial Statements
     Balance Sheets                                    9
     Statements of Earnings                            10
     Statements of Partners' Equity                    11
     Statements of Cash Flows                          12
     Notes to Financial Statements                     13

                  Independent Auditors' Report

The Partners
Raines Lenders, L.P.:

We have audited the accompanying balance sheets of Raines Lenders, L.P. (a limited partnership) as of December 31, 1996 and 1995, and the related statements of earnings, partners' equity, and cash flows for each of the years in the three-year period ended December 31, 1996. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Raines Lenders, L.P. at December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles.

As discussed in Notes 1, the Partnership adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 114,
"Accounting by Creditors for Impairment of a Loan", as amended by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan -
Income Recognition and Disclosure", in 1995.

                                   KPMG Peat Marwick LLP


Nashville, Tennessee
January 20, 1997

                      RAINES LENDERS, L.P.
                     (A Limited Partnership)

                         Balance Sheets

                   December 31, 1996 and 1995

          Assets                              1996          1995

Cash and cash equivalents              $     8,254        29,007
Note receivable from affiliate (note 3)  4,700,000     4,700,000
Interest receivable
  from affiliate (note 3)                2,695,434     2,131,434
Deferred loan costs, less accumulated
  amortization of $135,238 and
  $117,450 in 1996 and 1995
                                            96,012       113,800

          Total assets                $  7,499,700     6,974,241

          Liabilities and Partners' Equity

Liabilities - accounts payable           $     405           405

Partners' equity

      Limited partners (5,625 units
        outstanding)                     7,499,295     6,973,836
      General partner                         -             -

          Total partners' equity      $  7,499,295     6,973,386

Commitments and contingencies (note 2 and 3)

          Total liabilities and
            partners' equity          $  7,499,700     6,974,241














See accompanying notes to financial statements.

                      RAINES LENDERS, L.P.
                     (A Limited Partnership)

                     Statements of Earnings

          Years ended December 31, 1996, 1995 and 1994


                                   1996         1995        1994

Interest income              $  564,821      573,513     572,343

Expenses:
     Mortgage service fee
       (note 2)                   9,000        9,000       9,000
     Legal and accounting
       fees (note 2)             12,237       10,477      10,189
     General and administrative     337        1,706       1,038
     Amortization                17,788       17,788      23,067

     Total expenses              39,362       38,971      43,294

     Net earnings            $  525,459      534,542     529,049

Net earnings allocated to:

       General Partner       $     -           5,682         -
       Limited Partner       $  525,459      528,860     529,049

Net earnings per
  limited partner unit       $    93.41        94.02       94.05

Weighted average
  units outstanding               5,625        5,625       5,625














See accompanying notes to financial statements.

                      RAINES LENDERS, L.P.
                     (A Limited Partnership)

                 Statements of Partners' Equity

          Years ended December 31, 1996, 1995 and 1994


                            Limited          General
                           partners          partner       Total
                      Units      Amounts
Balance at
  December 31, 1993   5,625  $  6,478,427       -     6,478,427

  Net earnings          -         529,049       -       529,049
                    _______        _______   _______    _______
Balance at
  December 31, 1994   5,625     7,007,476       -     7,007,476

  Net earnings          -         528,860     5,682     534,542

  Distributions(note 4) -        (562,500)   (5,682)   (568,182)
                    _______        _______   _______    _______
Balance at
  December 31, 1995   5,625     6,973,836       -     6,973,836

  Net earnings          -         525,459       -       525,459
                    _______        _______   _______     _______
Balance at
  December 31, 1996   5,625  $  7,499,295       -     7,499,295












See accompanying notes to financial statements.

                      RAINES LENDERS, L.P.
                     (A Limited Partnership)

                    Statements of Cash Flows

          Years ended December 31, 1996, 1995 and 1994

                                   1996        1995         1994

Cash flows from operating activities:
     Net earnings            $  525,459     534,542      529,049
     Adjustments to reconcile
       net earnings to net
       cash (used) provided by
       operating activities:
          Amortization           17,788      17,788       23,067
          (Increase) decrease
            in interest receivable
            from affiliate     (564,000)     28,166     (541,833)
          Increase in accounts
            payable                 -           -              5

          Net cash (used) provided
            by operating
            activities          (20,753)    580,496       10,288

Cash flows from financing
     activities - distribution       -     (568,182)         -

          Net (decrease) increase
            in cash and cash
            equivalents         (20,753)      12,314      10,288

Cash and cash equivalents at
     beginning of year           29,007       16,693       6,405

Cash and cash equivalents at
     end of year               $  8,254       29,007      16,693




See accompanying notes to financial statements.

                      RAINES LENDERS, L.P.
                     (A Limited Partnership)
                  Notes to Financial Statements

                   December 31, 1996 and 1995

(1)  Summary of Significant Accounting Policies

     (a)  Organization

     Raines Lenders, L.P. (the Partnership) is a Delaware limited partnership organized on December 16, 1988, for the purpose of making a participating mortgage loan to Raines Road, L.P., which shares the same General Partner. The General Partner is 222 Raines, Ltd., whose general partners are Steven D. Ezell, Michael A. Hartley and 222 Partners,Inc. The Partnership prepares financial statements and Federal income tax returns on the accrual method and includes only those assets, liabilities and results of operations which relate to the business of the Partnership.

     (b)   Estimates

     Management of the Partnership has made estimates and assumptions to prepare these financial statements in accordance with generally accepted accounting principles.
     Actual results could differ from those estimates.

     (c)  Cash and Cash Equivalents

     The Partnership considers all short-term investments with original maturities of three months or less at the date of purchase to be cash equivalents.

     Cash belonging to the Partnership is combined in an account with funds from other partnerships related to the general partner.

     (d)  Note Receivable from Affiliate

     Effective January 1, 1995, the Partnership adopted the provisions of Statement of Financial Accounting Standards
     (SFAS) No. 114, "Accounting by Creditors for Impairment of a Loan", as amended by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosure". The Partnership, considering current information and events regarding the borrower's ability to repay its obligations, considers a note to be impaired when it is probable that the Partnership will be unable to collect all amounts due according to the contractual terms of the note agreement. When a note is considered to be impaired, the amount of the impairment is measured based upon the estimated fair value of

                      RAINES LENDERS, L.P.
                     (A Limited Partnership)

                  Notes to Financial Statements

(1)  Summary of Significant Accounting Policies (continued)

     the underlying collateral. When a note is considered impaired, management ceases the accrual of interest income. The Partnership will establish an impairment allowance for the amount that the recorded value of the note exceeds its estimated fair value. The impairment allowance is established by a change in earnings. Any cash receipts on impaired notes receivable are applied to reduce the principal amount of such notes until the principal has been recovered and are recognized as interest income, thereafter.

     At December 31, 1996 and 1995, the Partnership has no notes that meet the definitions of an impaired loan under SFAS
     No.114. Accordingly, the note receivable from affiliate is recorded at cost with no allowance for impairment.

     (e)  Deferred Loan Costs

     Deferred loan costs are amortized by the straight-line method over the thirteen year term of the note receivable from affiliate.

     (f)  Income Taxes

       No provision has or will be made for Federal or state income taxes since such taxes are the responsibility of the partners. Annually, the Partners receive from the Partnership IRS forms K-1's, which provide them with their respective share of taxable income (or losses), deductions, and other tax related information. The only difference between the tax basis and reported amounts of the Partnership's assets and liabilities relates to the recognition of interest income. For income tax purposes, the outstanding principal balance accrues interest at a compounded interest rate of 8.7% per annum.

     (g)  Partnership Allocations

     Net profits, losses and distribution of cash flow of the Partnership are allocated to the Partners in accordance with the Partnership agreement as follows:

     Partnership net profits are allocated first to any partner with a negative balance in their capital account, determined at the end of the taxable year as if the Partnership had distributed cash flow, in proportion to the negative capital balance account of all partners until no partner's capital

                         RAINES LENDERS
                     (A Limited Partnership)
                  Notes to Financial Statements

(1)  Summary of Significant Accounting Policies (continued)

     account is negative. Net profit allocations are then made to limited partners up to the difference between their capital account balances and the sum of their adjusted capital contributions (capital balance, net of cumulative cash distributions in excess of preferred returns - 12% annual cumulative return on capital contributed). Any remaining net profit allocations are then made to the limited partners until the taxable year in which cumulative profits to the limited partners equal their adjusted capital contribution plus an unpaid preferred return (12% annual cumulative return on capital contributed). Net profits are then allocated to the general partner until the ratio of the general partner's capital account balance to the capital account balances, in excess of adjusted capital contributions and unpaid preferred return, of all limited partners is 27 and 73. Thereafter, profits are generally allocated 27% to the general partner and 73% to the limited partners. Net losses are allocated to the partners in proportion to their positive capital accounts.

     Partnership distributions are allocated 99% to limited partners and 1% to the general partner in an amount equal to their preferred return (12% annual, cumulative return on capital contributed), 99% to the limited partners and 1% to the general partner until the limited partners have received an amount equal to their adjusted capital contributions, and then 73% to the limited partners and 27% to the general partner.

                      RAINES LENDERS, L.P.
                     (A Limited Partnership)

                  Notes to Financial Statements

(2)  Related Party Transactions

     The General Partner and its affiliates have been actively involved in managing the Partnership. Affiliates of the General
Partner receive fees for performing certain services. Expenses incurred for these services are as follows:

                                    1996        1995        1994

Mortgage service fee            $  9,000       9,000       9,000
Accounting fees                    2,100       1,500       1,500


(3)  Note Receivable From Affiliate

     The note receivable from affiliate represents a $4,700,000 long-term note receivable from Raines Road, L.P. (the Borrower), an affiliate sharing the same General Partner. The note accrues simple interest at an annual rate of 12% plus additional interest equal to 50% of "net revenues", as defined in the Participating Loan Agreement. The note is secured by a mortgage on land and improvements held for investment by the Borrower and by a security interest in any unrestricted cash reserves or investment securities held by the Borrower.

                      RAINES LENDERS, L.P.
                     (A Limited Partnership)

                  Notes to Financial Statements

(3)  Note Receivable From Affiliate (continued)

     Summarized financial information of Raines Road, L.P. at December 31, 1996 and 1995, and for the years ended December 31, 1996, 1995 and 1994, is presented below:

     Assets                                     1996        1995

Cash and cash equivalents               $     41,633     175,779
Restricted cash                              156,241     155,687
Land and improvements held for investment  5,856,861   5,856,226
Other assets                                    -          7,981

     Total assets                       $  6,054,735   6,195,673

  Liabilities and Partners' Deficit

Liabilities:
  Note payable - affiliate              $  4,700,000   4,700,000
  Accrued interest payable - affiliate     2,695,434   2,131,434
  Note payable - private                        -        100,000
  Accrued interest payable - private            -          2,420
  Accounts payable                             4,856       1,235
  Accrued property taxes                      41,895         -

     Total liabilities                     7,442,185   6,935,089

Partners' deficit:
  Limited partners                        (1,387,450)   (739,416)
  General partners                               -            -

     Total partners' deficit           $  (1,387,450)   (739,416)

     Total liabilities and
      partners' deficit                $   6,054,735   6,195,673

                      RAINES LENDERS, L.P.
                     (A Limited Partnership)

                  Notes to Financial Statements

(3)  Note Receivable from Affiliate (continued)

     Operations                     1996        1995        1994

Revenue:
     Gain on sales of land
       and improvements              -             -     536,626
     Interest                  $  11,266      40,628      16,091

     Total revenues               11,266      40,628     552,717

Expenses:
     Interest                    568,571     607,862     621,908
     Other                        90,729     111,195     137,891

     Total expenses              659,300     719,057     759,799

     Net income (loss)          (648,034)    678,429     207,082
     ________________             _______    _______     _______

   Cash Flows

Net cash (used) provided by
  operating activities        $  (34,146)   (205,192)    288,527
Net cash (used) provided by
  financing activities          (100,000)   (267,716)    319,835

Net (decrease) increase in
  cash and cash equivalents  $  (134,146)   (472,908)    608,362

     In 1991 and 1990, the Borrower sold a total of 44.8 acres of land receiving net proceeds of $1,110,524 and $963,328, respectively. An interest payment of $1,027,454 was made to the Partnership from 1991's net proceeds. There have been no subsequent interest payments made. There were no sales of land in 1993 or 1992. During 1994, the Borrower sold two tracts of land totaling approximately 36.5 acres receiving net cash proceeds of $229,448. There were no sales of land in 1995 or 1996.

     Due to anticipated future requirements for additional development and operations, the Borrower retained proceeds from these sales and did not pay additional amounts of interest and/or applicable principal balance to the Partnership. The Partnership's and Borrower's joint general partner believes that retaining sales proceeds for development, and distributing only net available cash to the Partnership, was contemplated by the note agreement. However, the note agreement does not explicitly authorize this use

                      RAINES LENDERS, L.P.
                     (A Limited Partnership)

                  Notes to Financial Statements

(3)  Note Receivable from Affiliate (continued)

of funds; therefore, this treatment could constitute a default on the note agreement. In such an event, the Partnership is required
to accelerate the amounts due or foreclose the loan.   To date, the
Partnership has accelerated the amounts due under the note agreement. At December 31, 1996 and 1995, the applicable principal balance due to the Partnership is $1,196,180.

(4)  Distributions

     For the year ended December 31, 1995, the Partnership made a distribution of $568,182. Of this amount, $562,500 ($100 per unit) was allocated to the limited partners and $5,682 was allocated to the general partner. There were no distribution in 1996 and 1994.

(5)  Fair Value of Financial Instruments

     At December 31, 1996 and 1995, the Partnership had financial instruments including cash and cash equivalents, interest receivable, accounts payable, and a note receivable. The carrying amounts of cash and cash equivalents, and accounts payable approximate their fair value because of the short maturity of those financial instruments.

     The determination of the estimated fair values of the note receivable and related interest receivable was not practicable as the note agreement does not provide for a predictable cash payment stream.

Item 9.  Changes in and Disagreements with Accountants on
Accounting and Financial Disclosures.

     None.

                            PART III

Item 10.  Directors and Executive Officers of the Registrant

     The Registrant does not have any directors or officers. 222 Raines, Ltd. is the General Partner. Steven D. Ezell, Michael A. Hartley and 222 Partners, Inc. are the general partners of the General Partner and as such have general responsibility and ultimate authority in matters affecting Registrant's business.

The General Partners of 222 Raines, Ltd. are as follows:

Steven D. Ezell

     Steven D. Ezell, age 44, is a general partner of 222 Raines, Ltd. He is the President and sole shareholder of 222 Partners, Inc. He has been an officer of 222 Partners, Inc. from September 17, 1986 through the current period. Mr. Ezell is President and 50% owner of Landmark Realty Services Corporation. For the prior four years, Mr. Ezell was involved in property acquisitions for Dean Witter Realty Inc. in New York City, most recently as Senior Vice President. Steven D. Ezell is the son of W. Gerald Ezell.

Michael A. Hartley

     Michael A. Hartley, age 37, is Secretary/Treasurer and a Vice President of 222 Partners, Inc. He has been an officer of 222 Partners, Inc. from September 17, 1986 through the current period. Mr. Hartley is Vice President and 50% owner of Landmark Realty Services Corporation. Prior to joining Landmark in 1986, Mr. Hartley was Vice President of Dean Witter Realty Inc., a New York-based real estate investment firm.

222 Partners Inc.

     222 Partners, Inc. was formed in September, 1986 and serves as general partner for several other real estate investment limited partnerships. The directors of 222 Partners, Inc. are W. Gerald
Ezell, Steven D. Ezell, and Michael A. Hartley.

W. Gerald Ezell

     W. Gerald Ezell, age 66, serves on the Board of Directors of 222 Partners, Inc. Until November, 1985, Mr. Ezell had been for over 20 years an agency manager for Fidelity Mutual Life Insurance Company and a registered securities principal of Capital Analysts Incorporated, a wholly owned subsidiary of Fidelity Mutual Life Insurance Company.

Item 11.  Executive Compensation

     During 1996, Registrant was not required to and did not pay remuneration to any executives, partners of the General Partner or any affiliates, except as set forth in Item 13 of this report, "Certain Relationships and Related Transactions."

     The General Partner does participate in the Profits, Losses and Distributions of the Registrant as set forth in the Partnership Agreement.

Item 12.  Security Ownership of Certain Beneficial Owners and
Management

     As of February 28, 1997 no person or "group" (as that term is used in Section 3(d) (3) of the Securities Exchange Act of 1934) was known by the Registrant to beneficially own more than five percent of the Units of Registrant.

     As of the above date, the Registrant knew of no officers or directors of 222 Partners, Inc. that beneficially owned any of the units of the Registrant.

     There are no arrangements known by the Registrant, the operation of which may, at a subsequent date, result in a change in control of the Registrant.

Item 13.  Certain Relationships and Related Transactions

     During 1996, no affiliated entities have earned compensation for services from the Registrant in excess of $60,000. For a listing of all miscellaneous transactions with affiliates which were less than $60,000 refer to Note 2 to the Financial Statements in Item 8.

     The Registrant loaned $4,700,000 to Raines Road, L.P., an affiliated partnership, during 1989, and accrued $2,695,434 in interest on such loan through 1996.

                             PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on
Form 8-K

(a)     (1) Financial Statements
            See Financial Statements Index in Item 8 hereof.

        (2) Financial Statement Schedule
            See Financial Statement Schedule Index at page 23 hereof.

        (3) Exhibits

        3 Amended and Restated Certificate and Agreement of Limited Partnership, incorporated by reference to Exhibit A to the Prospectus of Registrant dated April 3, 1989 filed pursuant to Rule 424(b) of the Securities and Exchange Commission.

        10A Participating Loan Agreement by and among Raines Road,
            L.P. and the Registrant, incorporated by reference to
            Exhibit 10.1 to Registrant's Form S-18 Registration
            Statement as filed on January 4, 1989.

        10B Deed of Trust, Assignment of Leases and Security
            Agreement by and among Raines Road, L.P. and the Registrant, incorporated by reference to Exhibit 10.2 of the Registrant's Form S-18 Registration Statement as filed on January 3, 1989.

        10C Participating Mortgage Note of Owner to Lender incorporated by reference to Exhibit 10.3 to Registrant's Form S-18 Registration Statement as filed on January 4, 1989.

        22  Subsidiaries-Registrant has no subsidiaries.

        27  Financial Data Schedule

(b)    No reports on Form 8-K have been filed during the last
            quarter of 1996.

Financial Statement Schedule Filed Pursuant to Item 14(a)(2):

                      RAINES LENDERS, L.P.
                     (A Limited Partnership)

                     ADDITIONAL INFORMATION
                       FOR THE YEARS ENDED
                DECEMBER 31, 1996, 1995 AND 1994


                              INDEX

                                                          Page
                                                          Number

Additional financial information furnished pursuant to the requirements of Form 10-K:

Financial Statement Schedule -

       Independent Auditor's Report                       25
       Schedule IV - Mortgage Loans on Real Estate        26

Financial Statements of Properties Securing
       Mortgage Loans - Raines Road, L.P

       Independent Auditors' Report                       27
       Balance Sheets                                     28
       Statements of Operations                           29
       Statements of Partners' Deficit                    30
       Statements of Cash Flows                           31
       Notes to Financial Statements                      32

All other Schedules have been omitted because they are inapplicable, not required or the information is included in the Financial Statements or notes thereto.

                  Independent Auditors' Report

The Partners
Raines Lenders, L.P.

Under date of January 20, 1997, we reported on the balance sheets of Raines Lenders, L.P. as of December 31, 1996 and 1995, and the related statements of earnings, partners' equity, and cash flows for each of the years in the three-year period ended December 31, 1996. These financial statements and our report thereon are included elsewhere herein. In connection with our audits of the aforementioned financial statements, we have also audited the related financial statement schedule information as listed in the accompanying index. This financial statement schedule is the responsibility of the Partnership's management. Our responsibility is to express an opinion on this financial statement schedule based on our audit.

In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1, the Partnership adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 114, "Accounting by Creditors for Impairment of a Loan" as amended by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosure" in 1995.

                                        KPMG PEAT MARWICK LLP


Nashville, Tennessee
January 20, 1997

                           Schedule IV

                      RAINES LENDERS, L.P.
                     (A Limited Partnership)

                  Mortgage Loans on Real Estate
                        December 31, 1996
                                                                      Principal
                                                                      amount of
                                                                      loan
                                                                      subject to
                                                            Carrying  delin-
                                                  Face      amount    quent
                        Final     Periodic        amount    of        principal
              Interest  maturity  payment  Prior  of        mortgage  or
Description   rate      date      terms    liens  mortgage  (1)(2)    interest
   _________     _____     _____     ____     ___    _____     _____     _____
Raines Road,
L.P., an
affiliate*    12%       December  Upon the
                        31, 2001  sale of
                                  property    -   $4,700,000  $4,700,000-


                                    1996        1995        1994

(1)  Balance at beginning of
       period                $ 4,700,000   4,700,000   4,700,000
     Balance at end of period$ 4,700,000   4,700,000   4,700,000


(2)  Aggregate cost for Federal
       tax purposes          $ 4,302,126   4,302,126   4,302,126

*This represents a promissory note from Raines Road, L.P., an affiliate sharing the same General Partner. This note accrues simple interest at an annual rate of 12% plus additional interest equal to 50% of the "net revenues," as defined in the Participating Loan Agreement. The note is secured by a mortgage on the land in Memphis, Tennessee held by the debtor, subject to a subordination agreement to the holder of the note payable-private described in note 3, and by a security interest in any cash reserves or
investment securities held by the debtor.   At December 31, 1996,
interest of $2,695,434 was accrued on the promissory note.
Interest and principal payments become due upon the sale of the collateral or any portion thereof to the extent cash is available, but no later than December 31, 2001. See note 3 to the financial statements.

See accompanying independent auditors' report.

                  Independent Auditors' Report

The Partners
Raines Road, L.P.:

We have audited the accompanying balance sheets of Raines Road, L.P. (a limited partnership) as of December 31, 1996 and 1995, and the related statements of operations, partners' deficit, and cash flows for each of the years in the three-year period ended December 31, 1996. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Raines Road, L.P. at December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles.

As discussed in Note 1, the Partnership adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 121,
"Accounting for the Impairment of Long-Lived Assets and for Long-
Lived Assets to be Disposed Of" on January 1, 1996.

                                   KPMG Peat Marwick LLP


Nashville, Tennessee
January 20, 1997

                        RAINES ROAD, L.P.
                    (A Limited Partnership)

                         Balance Sheets

                   December 31, 1996 and 1995


            Assets                            1996          1995
Cash and cash equivalents (note 5)        $ 41,633       175,779
Restricted cash (note 3)                   156,241       155,687
Land and improvements held for investment
            (notes 4, 5 and 6)           5,856,861     5,856,226
Note receivable (note 7)                      -              -
Accrued interest receivable                   -              -
Loan costs, less accumulated amortization of
$47,881 in 1996 and $39,900 in 1995           -            7,981

            Total assets              $  6,054,735     6,195,673

     Liabilities and Partners' Deficit

Liabilities:
     Note payable - affiliate (note 5)$  4,700,000     4,700,000
     Accrued interest payable to
       affiliate (note 5)                2,695,434     2,131,434
     Notes payable - private (note 6)         -          100,000
     Accrued interest payable - private       -            2,420
     Accounts payable                        4,856         1,235
     Accrued property taxes                 41 895          -

            Total liabilities            7,442,185     6,935,089

Partners' deficit:
  Limited partners (1,875 units
    outstanding)                       (1,387,450)     (739,416)
  General partner                             -            -

            Total partners' deficit    (1,387,450)     (739,416)

Commitments and contingencies
     (notes 2 and 5)

            Total liabilities and
              partners' deficit       $  6,054,735     6,195,673


See accompanying notes to financial statements.

                        RAINES ROAD, L.P.
                     (A Limited Partnership)

                    Statements of Operations

          Years ended December 31, 1996, 1995 and 1994
                                    1996        1995        1994
Revenues
     Sales proceeds               $  -          -      1,908,400
Cost of land sold                    -          -     (1,196,959)
Selling expenses (note 2)            -          -       (174,815)

     Income on sales of land
       and improvements              -           -       536,626

     Interest                     11,266      40,628      16,091

        Total revenues            11,266      40,628     552,717

Expenses:
     Interest expense            568,571     607,862     621,908
     Property taxes               40,087      47,175      81,666
     Consulting services          17,471      14,335       8,581
     General and administrative    2,860       5,479       5,490
     Legal and accounting
       (note 2)                   16,605      12,227      10,990
     Amortization                  7,981      23,940      18,107
     Land maintenance fees         2,725       5,039      10,057
     Program management fee
       (note 2)                    3,000       3,000       3,000

        Total expenses           659,300     719,057     759,799

        Net loss             $  (648,034)   (678,429)   (207,082)

     Net loss allocated to:

       General partner       $      -            -           -
       Limited partners      $ (648,034)    (678,429)   (207,082)

     Net loss per limited
       partner unit          $  (345.62)     (361.83)    (110.44)

     Weighted average units
       outstanding                1,875        1,875       1,875

See accompanying notes to financial statements.

                        RAINES ROAD, L.P.
                     (A Limited Partnership)

                 Statements of Partners' Deficit

          Years ended December 31, 1996, 1995 and 1994

                          Limited            General
                         partners            partner       Total
                      Units      Amounts

Balance at
  December 31, 1993   1,875   $  146,095        -        146,095

  Net loss              -      (207,082)        -      (207,082)
                    _______      _______     _______     _______
Balance at
  December 31, 1994   1,875     (60,987)        -       (60,987)

  Net loss              -      (678,429)        -      (678,429)
                    _______      _______     _______     _______
Balance at
  December 31, 1995   1,875    (739,416)        -      (739,416)

  Net loss              -      (648,034)        -      (648,034)
                    _______    _________      ______    ________
Balance at
  December 31, 1996   1,875 $(1,387,450)        -    (1,387,450)
                      =====  ===========      ======  ==========

See accompanying notes to financial statements.

                        RAINES ROAD, L.P.
                     (A Limited Partnership)

                    Statements of Cash Flows
          Years ended December 31, 1996, 1995 and 1994

                                   1996         1995        1994

Cash flows from operating activities:
  Net loss                   $(648,034)     (678,429)   (207,082)
  Adjustments to reconcile net
    loss to net cash (used)
    provided by operating activities:
       Amortization               7,981       23,940      18,107
       Cost of land and improvements
         held for investment,
         net of noncash
         transaction              (635)          -      (211,612)
       Decrease (increase) in
         note receivable            -         646,400   (646,400)
       Cost of land and improvements
         sold                       -            -     1,196,959
       Decrease (increase) in
         accrued interest
         receivable                 -          7,650      (7,650)
       (Increase) decrease in
         restricted cash          (554)       (1,302)   (139,358)
       Increase (decrease) in
         accrued interest
         payable                561,580      (33,213)    549,300
       Increase (decrease) in
         accounts payable, net
         of noncash transaction   3,621     (131,006)   (119,686)
       Increase (decrease) in
         accrued property taxes  41,895      (39,232)   (144,051)

       Net cash (used) provided
         by operating
         activities             (34,146)     (205,192)   288,527

                        RAINES ROAD, L.P.
                     (A Limited Partnership)

              Statements of Cash Flows (continued)

          Years ended December 31, 1996, 1995 and 1994

                                   1996         1995        1994

Cash flows from financing activities:
  Proceeds from note
     payable-private                -              -   1,100,000
  Payment of note
     payable-private          (100,000)    (267,716)    (732,284)
  Payment of loan costs            -             -       (47,881)
       Net cash (used) provided
         by financing
         activities           (100,000)    (267,716)     319,835
       Net (decrease) increase
         in cash and cash
         equivalents          (134,146)    (472,908)     608,362

Cash and cash equivalents
  at beginning of year         175,779      648,687       40,325

Cash and cash equivalents
  at end of year             $  41,633      175,779      648,687


Supplemental Disclosures of Cash Flow Information:

       Cash paid for interest $  6,991      641,075       69,189

Supplemental Disclosure of Noncash Financing and Investing
Activities:

During 1994, the Partnership reached an agreement with one of its vendors whereby a liability of $115,629 which was being disputed was forgiven resulting in a reduction in land and improvements held for investment and accounts payable.

See accompanying notes to financial statements.

                        RAINES ROAD, L.P.
                     (A Limited Partnership)

                  Notes to Financial Statements

                   December 31, 1995 and 1994

(1)  Summary of Significant Accounting Policies

     (a)  Organization

          Raines Road, L.P. (the Partnership) is a Delaware limited partnership organized on December 16, 1988 to acquire several contiguous, undeveloped tracts of land in Memphis, Tennessee for the purpose of developing and selling parcels of real estate. The General Partner is 222 Raines, Ltd., whose general partners are Steven D. Ezell, Michael A. Hartley, and 222 Partners, Inc. The Partnership prepares financial statements and income tax returns on the accrual method of accounting. The financial statements include only those assets, liabilities and results of operations which relate to the Partnership.

     (b)  Estimates

          Management of the Partnership has made estimates and assumptions to prepare these financial statements in accordance with generally accepted accounting principles. These estimates include the determination of the estimated fair value of the Partnership's land and improvements in accordance with the provisions of SFAS No. 121. Actual results could differ from those estimates.

     (c)  Cash and Cash Equivalents

          The Partnership considers all short-term investments with original maturities of three months or less at the date of purchase to be cash equivalents.

          Cash belonging to the Partnership is combined in an account with funds from other partnerships related to the general partner.

     (d)  Land and Improvements Held for Investment

          Land and improvements held for investment is recorded at cost and includes approximately 230 acres in 1996 and 1995. Interest expense on the note payable to affiliate,

                        RAINES ROAD, L.P.
                     (A Limited Partnership)

                  Notes to Financial Statements

                   December 31, 1995 and 1994

(1)  Summary of Significant Accounting Policies (continued)

          insurance and property taxes are capitalized as carrying costs of the property during the development period. Costs to hold land, including interest, insurance, and property taxes are charged to expense once the development of the property is substantially complete. Land improvement costs incurred and capitalized include development costs expended subsequent to the acquisition of a tract of land.

          The Partnership adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" on January 1, 1996. SFAS NO. 121 requires that long-lived assets to be disposed of be reported at the lower of the carrying amount or fair value less estimated costs to sell. The fair value of the assets can be determined externally, using appraisals, or internally using discounted future net cash flows. If such assets are considered impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets less estimated costs to sell. Impairment is recognized through the establishment of an allowance for impairment with a corresponding charge to operations. Losses upon the sale of the assets are charged to the allowance. Based upon management's analysis of discounted future net cash flows, the Partnership's land and improvements held for investment does not meet definitions of impairment under SFAS No.
          121. Accordingly, land held for investment is recorded at cost with no allowance for impairment necessary. The adoption of SFAS No. 121 did not have an impact on the Partnership's financial position, results of operations, or liquidity.

     (e)  Loan Costs

          Loan costs were amortized by the straight-line method over the two year term of the note payable - private.

                        RAINES ROAD, L.P.
                     (A Limited Partnership)

                  Notes to Financial Statements

                   December 31, 1995 and 1994

(1)  Summary of Significant Accounting Policies (continued)

     (f)  Income Taxes

          No provision has been made in the financial statements for Federal or state income taxes, since such taxes are the responsibilities of the partners.

          Annually, the Partners receive, from the Partnership, IRS Form K-1's, which provide them with their respective share of taxable income or losses, deductions, and other tax related information. The only difference between the tax basis and reported amounts of the Partnership's assets and liabilities relates to the valuation of land held for investment. For income tax purposes certain costs were capitalized as additional land improvement costs.

     (g)  Partnership Allocations

          Net profits, losses and distribution of cash flow of the Partnership are allocated to the Partners in accordance with the Partnership agreement as follows:

          Partnership net profits are allocated first to any partner with a negative balance in their capital account, determined at the end of the taxable year as if the Partnership had distributed cash flow, in proportion to the negative capital balance account of all partners until no partner's capital account is negative. Net profit allocations are then made to the limited partners up to the difference between their capital account balances and the sum of their adjusted capital contributions (capital balance, net of cumulative cash distributions in excess of preferred returns - 12% annual cumulative return on capital contributed). Any remaining net profit allocations are then made to the limited partners until the taxable year in which cumulative profits to the limited partners equal their adjusted capital contribution plus an unpaid preferred return (12% annual cumulative return on capital contributed). Net profits are then allocated to the general partner until the ratio of the general partner's capital account

                        RAINES ROAD, L.P.
                     (A Limited Partnership)

                  Notes to Financial Statements

                   December 31, 1995 and 1994

(1)  Summary of Significant Accounting Policies (continued)

          balance to the capital account balances, in excess of adjusted capital contributions and unpaid preferred return, of all limited partners is 27 to 73. Thereafter, profits are generally allocated 27% to the general partner and 73% to the limited partners. Net losses are allocated to the partners in proportion to their positive capital accounts.

          Partnership distributions are allocated 99% to the limited partners and 1% to the general partner in an amount equal to their preferred return (12% annual, cumulative return on capital contributed), 99% to the limited partners and 1% to the general partner until the limited partners have received an amount equal to their adjusted capital contributions, and then 73% to the limited partners and 27% to the general partner.

     (h)  Reclassifications

          Certain prior year amounts have been reclassified to conform with the current year presentation.

(2)  Related Party Transactions

     The General Partner and its affiliates have been actively involved in managing the Partnership. Affiliates of the General Partner receive fees and commissions for performing certain services. Expenses incurred for these services are as follows:

                                    1996        1995        1994

Accounting fees                 $  2,100       1,500       1,500
Program management fee             3,000       3,000       3,000
Interest expense                 564,000     571,834     571,833
Real estate sales commission         -           -        76,176

(3)  Restricted Cash

     At December 31, 1996 and 1995, the Partnership had restricted cash balances of $156,241 and $155,687, respectively, to be used to fund property improvements consisting of road and utility work.

                        RAINES ROAD, L.P.
                     (A Limited Partnership)
                  Notes to Financial Statements

(4)  Land and Improvements Held for Investment

     The components of land and improvements held for investment at December 31, are as follows:
                                    1996        1995
Land and carrying costs     $  4,826,846   4,826,846
Land improvements              1,030,015   1,029,380
                                 -------     -------
                            $  5,856,861   5,856,226

Aggregate cost of land and improvements held for investment for federal income tax purposes was $7,641,267 and $7,101,355 at December 31, 1996 and 1995, respectively.

(5)  Note Payable - Affiliate

     The note payable to affiliate represents a $4,700,000 note payable to Raines Lenders,L.P. (Lender), an affiliate sharing the same General Partner. The note accrues simple interest at an annual rate of 12% plus additional interest equal to 50% of "net revenues", as defined in the Participating Loan Agreement. The note is secured by a mortgage on land and improvements held for investment by the Partnership and by a security interest in any cash reserves or investment securities held by the Partnership. Interest and principal payments become due upon the sale of the collateral or any portion thereof to the extent cash is available, but no later than December 31, 2001.

     In 1991 and 1990, the partnership sold a total of 44.8 acres of land receiving net proceeds of $1,110,524 and $963,328, respectively. An interest payment of $1,027,454 was made to the Lender from the 1991 net proceeds. There were no sales of land in 1993 or 1992. During 1994, the Partnership sold two tracts of land totaling approximately 36.5 acres receiving net cash proceeds of $229,448. In 1996 and 1995, there were no sales of land and an interest payment of $600,000, was made to the Lender in 1995.

     Due to anticipated future requirements for additional development and operations, the Partnership retained proceeds from these sales and did not pay additional amounts of interest and/or applicable principal balance to the Lender. The Partnership's and Lender's joint general partner believes that retaining sales proceeds for development and distributing only net available cash to the Lender was contemplated by the note agreement. However, the note agreement does not explicitly authorize this use of funds; therefore, this treatment could constitute a default on the note agreement. In such an event, Lender is required to foreclose the

                        RAINES ROAD, L.P.
                    (A Limited Partnership)
                  Notes to Financial Statements

(5)  Note Payable - Affiliate (continued)

note and accelerate the amounts due. To date, the Lender has not foreclosed or accelerated the amounts due under the note agreement. At December 31, 1996 and 1995, the applicable principal balance due to Lender is $1,196,180.

     Interest expense associated with the note payable to affiliate in 1996, 1995, and 1994 was $564,000, $571,834, and $571,833,
respectively.

(6)  Note Payable - Private

     The note payable represented the funding of $1,100,000 under a two year term loan commitment from C.I.O.S., a Tennessee charitable trust. The note accrued simple interest at an annual rate of 12%. The note matured on May 5, 1996 and was paid in full. At December 31, 1995, no additional draws could be made under this commitment.

(7)  Fair Value of Financial Instruments

     At December 31, 1996 and 1995, the Partnership had financial instruments including cash and cash equivalents, restricted cash, accrued interest payable, accounts payable, accrued property taxes, and notes payable. The carrying amounts of cash and cash equivalents, restricted cash, accounts payable, and accrued property taxes approximate their fair value because of the short maturity of those financial instruments.

     The determination of the estimated fair values of the note payable and the related accrued interest payable to affiliate was not practicable as the note agreement does not provide for a predictable cash payment stream. The fair values of the $100,000 note payable - private and the related accrued interest payable - private approximate cost due to the note's short term nature.

                           SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   RAINES LENDERS, L.P.
                                   By:  222 Raines, Ltd.
                                        General Partner

DATE:  March 27, 1997              By:  /s/ Steven D. Ezell
                                        General Partner

DATE:  March 27, 1997              By:  /s/ Michael A. Hartley
                                        General Partner

                                   By:  222 Partners, Inc.
                                        General Partner

DATE:  March 27, 1997                   By:  /s/ Michael A. Hartley
                                        Secretary/Treasurer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                                   RAINES LENDERS, L.P.
                                   By:  222 Raines, Ltd.
                                        General Partner

DATE:  March 27, 1997              By:  /s/ Steven D. Ezell
                                        General Partner

DATE:  March 27, 1997              By:  /s/ Michael A. Hartley
                                        General Partner

                                   By:  222 Partners, Inc.
                                        General Partner

DATE:  March 27, 1997                   By:  /s/ Michael A. Hartley
                                        Secretary/Treasurer

     Supplement Information to be Furnished with Reports filed
Pursuant to Section 15(d) of the Act by Registrant Which Have Not
Registered Securities Pursuant to Section 12 of the Act:

     No annual report or proxy material has been sent to security holders.

                Exhibits filed to Item 14(a)(3):

                      RAINES LENDERS, L.P.
                (A Delaware Limited Partnership)

                          Exhibit Index

Exhibit

     3 Amended and Restated Certificate and Agreement of Limited Partnership, incorporated by reference to Exhibit A to the Prospectus of Registrant dated April 3, 1989 filed pursuant to Rule 424(b) of the Securities and Exchange Commission.

     10A  Participating Loan Agreement by and among Raines Road,
          L.P., incorporated by reference to Exhibit 10.1 to registrant's Form S-18 Registration Statement as filed on January 4, 1989.

     10B  Deed of Trust, Assignment of Leases and Security
          Agreement by and among Raines Road, L.P. and the Registrant, incorporated by reference to Exhibit 10.2 of the Registrant's Form S-18 Registration Statement as filed on January 4, 1989.

     10C  Participating Mortgage Note of Raines Road, L.P. to
          Raines Lenders, L.P., incorporated by reference to
          Exhibit 10.3 to Registrant's Form S-18 Registration
          Statement as filed on January 4, 1989.

     22   Subsidiaries-Registrant has no subsidiaries.


     27   Financial Data Schedule