Form 10-Q
period 1997-03-31
RAINES LENDERS L P
filed 1997-05-16
CIK 845399

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

For the period ended March 31, 1997

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


                 FINANCIAL STATEMENTS
       FOR THE THREE MONTHS ENDED MARCH 31, 1997



                         INDEX


  Financial Statements

       Balance Sheets                                 3
       Statements of Operations                       4
       Statements of Cash Flows                       5
       Notes                                          6

                 RAINES LENDERS, L.P.
                (A Limited Partnership)


                    BALANCE SHEETS
                      (Unaudited)

                        ASSETS


                         March 31,December 31,
                           1997      1996
CASH                        $2,135     $8,254
NOTE RECEIVABLE FROM AFFILIATE4,700,0004,700,000
INTEREST RECEIVABLE
  FROM AFFILIATE         2,836,434  2,695,434
LOAN COSTS, less accumulated
  amortization of $121,899 in
  1996 and $99,662 in 1995  91,565     96,012

       Total Assets     $7,630,134 $7,499,700
                        ========== =========



           LIABILITIES AND PARTNERS' EQUITY

ACCOUNTS PAYABLE            $5,155       $405
PARTNERS' EQUITY:

  Limited Partners (5,625 units
    outstanding)         7,629,729  7,499,295
  General Partners             -         -

    Total Partners' equity7,629,729 7,499,295

       Total Liabilities &
       Partners' Equity $7,630,134 $7,499,700
                        ========== ==========








          See notes to financial statements.
/TABLE

                 RAINES LENDERS, L.P.
                (A Limited Partnership)

                STATEMENT OF OPERATIONS
                      (Unaudited)

                                 Quarter &
                                Year-to-Date
                               Ending March 31,
                              1997       1996
REVENUES:

  Interest                $141,000  $ 141,000

EXPENSES:

  Legal & Accounting         7,600      7,478
  Mortgage Servicing Fee     2,250      2,250
  General & Administration   1,019        320
  Amortization               4,447      4,447

       Total Expenses      $15,316    $14,495

       NET INCOME         $125,684   $126,505
                          ========   ========




















           See notes to financial statements
/TABLE

                 RAINES LENDERS, L.P.
                (A Limited Partnership)

               STATEMENTS OF CASH FLOWS
                      (Unaudited)
                                 Year-To-Date
                                   March 31,
                              1997       1996
Cash flows from Operating Activities:

Net Income               $125,684   $126,505

Adjustments to reconcile Net Income
  to Net Cash used in Operating Activities:

     Amortization           4,447      4,447
     Increase in Acct. Pay. 4,750        -
     Increase in Accr. Interest(141,000)(141,000)

     Total Adjustments   (131,803)  (136,553)

Net cash used in Operating Act.(6,119)(10,048)

NET CHANGE IN CASH         (6,119)   (10,048)

CASH AT JANUARY 1,          8,254     29,007

CASH AT MARCH 31,          $2,135    $18,959
                          =======    =======









          See notes to financial statements.
/TABLE

                 RAINES LENDERS, L.P.
                (A Limited Partnership)

           NOTES TO THE FINANCIAL STATEMENTS

       For the Three Months Ended March 31, 1997
                      (Unaudited)


A.   ACCOUNTING POLICIES

  The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Form 10-K for the year ended December 31, 1996. In the opinion of management such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to summarize fairly the Partnership's financial position and results of operations. The results of operations for the three month period ended March 31, 1997 may not be indicative of the results that may be expected for the year ending
December 31, 1997.


B.   RELATED PARTY TRANSACTIONS

  The General Partner and its affiliates have been actively involved in managing the Partnership, and complying with the terms of the Lender Financing.
Compensation earned for these services were as follows:

                              1997       1996
Mortgage Servicing Fee      $2,250     $2,250
Accounting Fees                -          301


Item 2.Management's Discussion and Analysis of Financial
Condition and Results of Operations


Results of Operations for the Quarter Ended March 31,
1997.

The Partnership's primary business is to lend monies to Raines Road, L.P. ("the Borrower"). Therefore, the majority of its activity on a regular basis is to accrue interest income. There are no interest or principal payments due to the Partnership until the Property securing the Partnership's loan or portions thereof are sold, or December 31, 2001, whichever is earlier.

Due to the nature of the Registrant, all activity is a result of transactions in Raines Road, L.P., the loan holder. The Borrower had no property sales during the first quarter of 1997. The Borrower has a contract to sell approximately 30 acres. The sale is expected to close in May 1997. However, there are several contingencies for the sale to close. Therefore, there can be no assurances that the contingencies will be met and that the sale will close. The cumulative applicable principal balance unpaid as of March 31, 1997 is $1,268,729 and is payable from future sales proceeds after all accrued interest is paid.

Operations of the Registrant are minimal and have remained comparable to prior quarters.

Financial Condition and Liquidity

  As of March 31, 1997,the Registrant had $2,135 in cash reserves. If a sale of the Borrowers property occurs, sale proceeds will be used to make a payment on the Lender Financing providing the Registrant with sufficient operating funds. Otherwise, the General Partner expects the Registrant to meet operational needs through affiliated loans if necessary.

              Part II. OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

  (a)  Exhibits

       Exhibit 27 - Financial Data Schedule for the
       First Quarter of 1997

  (b)  No 8-K's have been filed during this quarter.

                      SIGNATURES


Pursuant to the requirements of the Securities Exchange
Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              RAINES LENDERS, L.P.

                              By:  222 RAINES LTD.
                                   General Partner



Date:  May 15, 1997           By:  /s/ Steven D. Ezell
                                   General Partner



                              By:  222 PARTNERS, INC.
                                   General Partners



Date:  May 15, 1997           By:  /s/ Michael A. Hartley
                                   Secretary/Treasurer