Form 10-Q
period 1997-06-30
RAINES LENDERS L P
filed 1997-08-14
CIK 845399

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

     For the period ended June 30, 1997

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


                      FINANCIAL STATEMENTS
             FOR THE SIX MONTHS ENDED June 30, 1997



                              INDEX


      Financial Statements

           Balance Sheets                  3
           Statements of Operations        4
           Statements of Cash Flows        5
           Notes                           6

                           RAINES LENDERS, L.P.
                          (A Limited Partnership)


                              BALANCE SHEETS
                                (Unaudited)

                                  ASSETS

                                    June 30,   December 31,
                                     1997          1996
CASH                                $ 15,174        $8,254

NOTE RECEIVABLE FROM AFFILIATE     4,700,000     4,700,000

INTEREST RECEIVABLE FROM AFFILIATE 2,242,934     2,695,434

LOAN COSTS, less accumulated
amortization of $144,132 in 1997
and $135,238 in 1996                  87,118        96,012

           Total Assets            7,045,226    $7,499,700
                                   =========     ==========



                     LIABILITIES AND PARTNERS' EQUITY

ACCOUNTS PAYABLE                       $ 405         $ 405

PARTNERS' EQUITY                   7,044,821     7,499,295

      Total Liabilities &
      Partners' Equity            $7,045,226    $7,499,700
                                   =========    ==========







                    See notes to financial statements.
/TABLE

                           RAINES LENDERS, L.P.
                          (A Limited Partnership)

                          STATEMENT OF OPERATIONS
                                (Unaudited)

                         Quarter          Year-to-Date
                                Ending June 30,
                      1997     1996     1997      1996
REVENUES:

Interest            141,066 141,560 $ 282,066   282,561

EXPENSES:

Legal & Accounting    3,508   3,959    11,109    11,436
Mortgage Servicing Fee2,250   2,250     4,500     4,500
General & Admin.        791      17     1,810       337
Amortization          4,447   4,447     8,894     8,894
                      -----   -----     -----    ------
Total Expenses       10,996  10,673    26,313    25,167

NET INCOME          130,070 130,887   255,753   257,394
                    ======= =======   =======   =======




















                     See notes to financial statements
/TABLE

                           RAINES LENDERS, L.P.
                          (A Limited Partnership)

                         STATEMENTS OF CASH FLOWS
                                (Unaudited)
                                      Year-To-Date
                                        June 30,
                                     1997      1996
Cash flows from Operating Activities:

Net Income                        255,753   257,392
Adjustments to reconcile Net Income
to Net Cash used in Operating Activities:

      Amortization                  8,894     8,894
      Additional Accrued Int.    (282,000) (282,000)
      Payments Received on Interest
      Receivable from Affiliate   734,500      -
                                 --------   -------
           Total Adjustments      461,394  (273,106)

Net cash used in Operating
      Activities                  717,147   (15,714)

Cash Flows from Investing Activities:

      Distribution to Partners   (710,227)     -

NET CHANGE IN CASH                  6,920   (15,714)

CASH AT JANUARY 1,                  8,254    29,007

CASH AT JUNE 30,                   15,174    13,293
                                   ======    ======












                    See notes to financial statements.
/TABLE

     z 6

                      RAINES LENDERS, L.P.
                     (A Limited Partnership)

                NOTES TO THE FINANCIAL STATEMENTS

             For the Six Months Ended June 30, 1997
                           (Unaudited)


     A.    ACCOUNTING POLICIES

      The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Form 10-K for the year ended December 31, 1996. In the opinion of management such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to summarize fairly the Partnership's financial position and results of operations. The results of operations for the six month period ended June 30, 1997 may not be indicative of the results that may be expected for the year ending December 31, 1997.


     B.    RELATED PARTY TRANSACTIONS

      The General Partner and its affiliates have been actively involved in managing the Partnership, and complying with the terms of the Lender Financing as described in the Prospectus dated April 3, 1989. Compensation earned for these services were as follows:

                                      1997      1996

           Mortgage Servicing Fee   $4,500    $4,500

           Accounting Fees           1,300     1,200


     [/TABLE]

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

     Due to the nature of the Registrant, all activity is a result of the transactions of Raines Road, L.P. The Borrower had sold approximately 30 acres on June 6, 1997. Of the net proceeds, $1.1 million was escrowed for development on the sale site and an adjacent site and $725,000 payment was made on the Lender financing. The cumulative applicable principal balance unpaid as of June 30, 1996 is $1,677,707 and is payable from future sales proceeds after all accrued interest is paid.

     Operations of the Registrant are minimal and have remained comparable to prior quarters.

     Financial Condition and Liquidity

     At July 31, 1997 the partnership had cash reserves of approximately $12,924 to cover partnership administrative expenses. These reserves are expected to be sufficient through the remainder of the year.

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


                                  RAINES LENDERS, L.P.

                                  By:  222 RAINES LTD.
                                      General Partner



     Date:  August 14, 1997       By:  /s/ Steven D. Ezell
                                      General Partner



                                  By: 222 PARTNERS, INC.
                                      General Partners



     Date:  August 14, 1997       By: /s/ Michael A. Hartley
                                       Secretary/Treasurer