Form 10-Q
period 1997-09-30
RAINES LENDERS L P
filed 1997-11-21
CIK 845399

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

      For the period ended September 30, 1997

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


                     FINANCIAL STATEMENTS
         FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997



                             INDEX


           Financial Statements

           Balance Sheets                           3
           Statements of Operations                 4
           Statements of Cash Flows                 5
           Notes                                    6

                         RAINES LENDERS, L.P.
                       (A Limited Partnership)


                            BALANCE SHEETS
                             (Unaudited)

                                ASSETS


                                     September            December 31,
                                       1997                   1996
     CASH                              $12,924                 $8,254
     NOTE RECEIVABLE FROM AFFILIATE  4,700,000              4,700,000
     INTEREST RECEIVABLE
      FROM AFFILIATE                 2,383,934              2,695,434
     LOAN COSTS, less accumulated
      amortization of $148,579 in
      1997 and $135,238 in 1996         82,671                 96,012

           Total Assets             $7,179,529             $7,499,700
                                    ==========              =========



                   LIABILITIES AND PARTNERS' EQUITY

     ACCOUNTS PAYABLE                     $405                   $405
     PARTNERS' EQUITY:

       Limited Partners (5,625 units
         outstanding)                7,179,124               7,499,295
       General Partners                   -                       -

         Total Partners' equity      7,179,124               7,499,295

           Total Liabilities &
           Partners' Equity         $7,179,529              $7,499,700
                                    ==========              ==========








                  See notes to financial statements.
          /TABLE

                         RAINES LENDERS, L.P.
                       (A Limited Partnership)

                       STATEMENT OF OPERATIONS
                             (Unaudited)

                                 Quarter             Year-to-Date
                                       Ending September 30,
                               1997      1996       1997       1996
     REVENUES:

      Interest             $ 141,000   144,000    423,065    423,560

     EXPENSES:

      Legal & Accounting        -          300     11,108     11,737
      Mortgage Servicing
           Fee                 2,250     2,250      6,750      6,750
      General & Admin.          -         -         1,810        337
      Amortization             4,447     4,447     13,341     13,341
                               -----     -----      -----     ------

      Total Expenses           6,997     6,997     33,009     32,165

     NET INCOME              134,303   134,003    390,056    391,395
                             =======   =======    =======    =======




                  See notes to financial statements
          /TABLE

                         RAINES LENDERS, L.P.
                       (A Limited Partnership)

                       STATEMENTS OF CASH FLOWS
                             (Unaudited)
                                         Year-To-Date
                                         September 30,
                                       1997       1996
     Cash flows from Operating Activities:

     Net Income                     390,056    391,395
     Adjustments to reconcile Net Income
      to Net Cash used in Operating Activities:

        Amortization                 13,341     13,341
        Additional Accrued Int.    (423,000)  (423,000)
        Payments Received on Interest
           Receivable from Affil    734,500       -

                                   --------    -------
           Total Adjustments        324,841   (409,659)

     Net cash used in Operating
      Activities                    714,897    (18,264)

     Cash Flows from Investing Activities:

           Distribution to Partners(710,227)         -

     NET CHANGE IN CASH               4,670    (18,264)

     CASH AT JANUARY 1,               8,254     29,007

     CASH AT SEPTEMBER 30,           12,924     10,743
                                     ======     ======




                  See notes to financial statements.
          /TABLE

                          RAINES LENDERS, L.P.
                         (A Limited Partnership)

                    NOTES TO THE FINANCIAL STATEMENTS

              For the Nine Months Ended September 30, 1997
                               (Unaudited)


 A.   ACCOUNTING POLICIES

      The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Form 10-K for the year ended December 31, 1996. In the opinion of management such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to summarize fairly the Partnership's financial position and results of operations. The results of operations for the nine month period ended September 30, 1997 may not be indicative of the results that may be expected for the year ending December 31, 1997.


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

 Due to the nature of the Registrant, all activity is a result of the transactions of Raines Road, L.P. The Borrower had sold approximately 30 acres on June 6, 1997. Of the net proceeds, $1.1 million was escrowed for development on the sale site and an adjacent site and $725,000 payment was made on the Lender financing. The cumulative applicable principal balance unpaid as of June 30, 1997 is $1,677,707 and is payable from future sales proceeds after all accrued interest is paid. There were no sales during the third quarter.

 Operations of the Registrant are minimal and have remained comparable to prior quarters.

 Financial Condition and Liquidity

 At October 31, 1997 the partnership had cash reserves of approximately $12,509 to cover partnership administrative expenses. These reserves are expected to be sufficient through the remainder of the year.

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


                                  RAINES LENDERS, L.P.

                                  By:  222 RAINES LTD.
                                      General Partner



 Date:  November 21, 1997         By:  /s/ Steven D. Ezell
                                      General Partner



                                  By: 222 PARTNERS, INC.
                                      General Partners



 Date:  November 21, 1997         By: /s/ Michael A. Hartley
                                        Secretary/Treasurer