Form 10-K405
period 1997-12-31
RAINES LENDERS L P
filed 1998-03-31
CIK 845399

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-K

(Mark One)
[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
[Fee Required]
                    For the fiscal year ended

                     December 31, 1997

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

     The aggregate sales price of the Units of Limited Partnership Interest to non-affiliates was $5,625,000 as of February 28, 1998. This does not reflect market value, but is the price at which these Units of Limited Partnership Interest were sold to the public. There is no current market for these Units.

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

     The Property securing the Lender Financing consists of approximately 200 acres of partially developed land on Raines Road in Memphis, Tennessee, adjacent to the Memphis International
Airport. The Property is zoned for a wide variety of light industrial, warehouse, office-warehouse and distribution uses. All utilities, including water, sewer, electricity and natural gas, are available to the Property.

     In May, 1994, the Borrower secured a $1,100,000 loan commitment from C.I.O.S., a Tennessee charitable lead trust. On May 6, 1996 the Borrower retired the loan in full. The original loan proceeds were used to pay property taxes and a construction payable. The C.I.O.S. note was secured with a first mortgage on the Borrower's Property and left the Registrant with a subordinated position.

Competition

     Because the Registrant is under agreement to loan all proceeds raised, less operating reserves, to Raines Road, L.P., the Registrant is not involved in competition.

     The General Partner believes that the Property securing the Lender Financing provides strong competition for purchasers or developers of land in the Memphis Airport Area. There are a number of tracts of competitive industrial land in the area.

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

                             PART II

Item 5.  Market for Registrants' Units of Limited Partnership
Interest and Related Security Holder Matters

     There is no established market for the Units, and it is not anticipated that any will exist in the future. The Registrant commenced an offering to the public on April 3, 1989 of 5,625 Units of Limited Partnership Interests at $1,000 per Unit. The offering of $5,625,000 was fully subscribed and closed on December 15, 1989. As of February 28, 1998, there were 503 holders of record of the Units of Limited Partnership Interests.

     On June 20, 1997, the Registrant distributed $703,125 to the limited partners or $125 per unit. This distribution was made from payments received on the Lender Financing. There were no distributions made in 1996. There are no material restrictions upon the Registrant's present or future ability to make distributions in accordance with the provisions of Registrant's Limited Partnership Agreement.

Item 6.  Selected Financial Data

                          For the Year Ended
                             December 31,

                          1997         1996       1995       1994      1993
Total Revenues-
  Interest            $564,066      564,821    573,513    572,343   571,987
Net earnings           523,182      525,459    534,542    529,049   522,123
Net earnings per
  limited partner
  unit                   91.75        93.41      94.02      94.05     92.82
Distributions per
  limited partner
  unit                     125            -        100         -      -
 Total assets        7,312,250    7,499,700  6,974,241  7,007,881 6,478,827
Note receivable
from affiliate       4,700,000    4,700,000  4,700,000  4,700,000 4,700,000
Interest receivable
 from affiliate      2,524,934   2,695,434   2,131,434  2,159,600 1,617,767

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

     The operations of the Registrant have remained comparable through the years. The minimal operational expenses are expected to continue in the future.

     In 1997, the Borrower sold approximately 30 acres to a distribution user. Of the $2.2 million in sale proceeds, $1.1 million was escrowed for development of the sale site and adjacent land, and $734,500 was paid to the Registrant on the Lender
Financing. The Borrower did not have any property sales in 1996 or 1995.

From sales in 1990, 1991, 1994 and 1997, the Cumulative Applicable Principal payments of $1,677,707 are due and payable from the next available sales proceeds, after all accrued interest is paid.

Financial Condition and Liquidity

     At February 28, 1998, the Registrant had approximately $6,841 available in funds to cover operating expenses for 1998. Operating expenses are primarily accounting fees which includes audit and tax, and mortgage servicing fees. The cash reserves are expected to run low toward the latter part of 1998. If a sale of the property occurs, then funds may be available from a payment on the Lender Financing. The General Partner expects the Registrant to meet operational needs through affiliated loans if necessary.

     In 1997, 1994, 1991 and 1990, the Borrower retained a portion of sale proceeds for development and operations and did not distribute all sale proceeds to the Registrant as payments of interest or applicable principal. The Borrower made interest payments of $734,500, $600,000, and $1,027,454 on the Lender
Financing in 1997, 1995 and 1991, respectively. The Registrant's and Borrower's joint General Partner believes that using sales proceeds for development and distributing only the Borrower's net available cash was contemplated by the loan agreement. However, the loan agreement is ambiguous on this use of funds; therefore, this treatment could constitute a default on the loan agreement. In such an event, the registrant is required to foreclose the loan and accelerate the amounts due. Currently, the Registrant has not foreclosed or accelerated the amounts due under the loan agreement and has no plans to do so.

We have considered the impact of the Year 2000 issues on our computer systems and applications and developed a remediation plan. We expect the cost of upgrading computers and software to be immaterial to the Partnership.
Item 8.  Financial Statement and Supplementary Data

                      RAINES LENDERS, L.P.
                     (A Limited Partnership)

                      FINANCIAL STATEMENTS
                       FOR THE YEARS ENDED
                  DECEMBER 31, 1997, 1996, 1995

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


                  Independent Auditors' Report

The Partners
Raines Lenders, L.P.:

We have audited the accompanying balance sheets of Raines Lenders, L.P. (a limited partnership) as of December 31, 1997 and 1996, and the related statements of earnings, partners' equity, and cash flows for each of the years in the three-year period ended December 31, 1997. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Raines Lenders, L.P. at December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles.





                                   KPMG Peat Marwick LLP


Nashville, Tennessee
January 30, 1998

                      RAINES LENDERS, L.P.
                     (A Limited Partnership)

                         Balance Sheets

                   December 31, 1997 and 1996

          Assets                            1997           1996

Cash and cash equivalents             $      9,092          8,254
Note receivable from affiliate (note 3)  4,700,000      4,700,000
Interest receivable
  from affiliate (note 3)                2,524,934      2,695,434
Deferred loan costs, less accumulated
  amortization of $153,026 and
  $135,238 in 1997 and 1996
                                            78,224      96,012

          Total assets                $ 7,312,250       7,499,700

          Liabilities and Partners' Equity

Liabilities - accounts payable        $         -             405

Partners' equity

      Limited partners (5,625 units
        outstanding)                     7,312,250      7,499,295
      General partner                         -             -

          Total partners' equity         7,312,250      7,499,295

Commitments and contingencies (note 2 and 3)

          Total liabilities and
            partners' equity           $ 7,312,250      7,499,700














See accompanying notes to financial statements.

                      RAINES LENDERS, L.P.
                     (A Limited Partnership)

                     Statements of Earnings

          Years ended December 31, 1997, 1996 and 1995


                                    1997       1996        1995

Interest income (note 3)         $ 564,066    564,821      573,513

Expenses:
     Mortgage service fee
       (note 2)                      9,000      9,000        9,000
     Legal and accounting
       fees (note 2)                11,876     12,237       10,477
     General and administrative      2,220        337        1,706
     Amortization                   17,788     17,788       17,788

     Total expenses                 40,884     39,362       38,971
     Net earnings                $ 523,182    525,459      534,542

Net earnings allocated to:

       General Partner           $   7,102        -          5,682
       Limited Partner           $ 516,080     525,459      528,860

Net earnings per
  limited partner unit           $   91.75       93.41        94.02

Weighted average
  units outstanding                  5,625       5,625        5,625














See accompanying notes to financial statements.


                      RAINES LENDERS, L.P.
                     (A Limited Partnership)

                 Statements of Partners' Equity

          Years ended December 31, 1997, 1996 and 1995


                            Limited          General
                           partners          partner       Total
                      Units      Amounts

Balance at
  December 31, 1994   5,625   $ 7,007,476       -     7,007,476

  Net earnings          -         528,860     5,682     534,542

  Distributions to
  partners (note 4)     -        (562,500)   (5,682)   (568,182)
                    _______        _______   _______    _______
Balance at
  December 31, 1995   5,625     6,973,836       -     6,973,836

  Net earnings          -         525,459       -       525,459
                    _______        _______   _______     _______
Balance at
  December 31, 1996   5,625     7,499,295       -     7,499,295

  Distributions to
  partners (note 4)     -        (703,125)   (7,102)   (710,227)

  Net earnings          -         516,080     7,102     523,182
                   -------        -------   --------    --------
Balance at
  December 31, 1997   5,625    $7,312,250       -      7,312,250






See accompanying notes to financial statements.

                      RAINES LENDERS, L.P.
                     (A Limited Partnership)

                    Statements of Cash Flows

          Years ended December 31, 1997, 1996 and 1995

                                    1997        1996        1995

Cash flows from operating activities:
     Net earnings                  $523,182        525,459     534,542
     Adjustments to reconcile
       net earnings to net
       cash provided (used) by
       operating activities:
          Amortization               17,788         17,788      17,788
           (Decrease) increase
            in interest receivable
            from affiliate          170,500      (564,000)      28,166
          Decrease in accounts
            payable                   (405)           -            -

          Net cash provided (used)
            by operating
            activities              711,065       (20,753)     580,496

Cash flows from financing
     activities - distribution
     to partners                  (710,227)           -      (568,182)
          Net increase (decrease)
            in cash and cash
            equivalents                 838       (20,753)      12,314

Cash and cash equivalents at
     beginning of year                8,254         29,007      16,693

Cash and cash equivalents at
     end of year                    $ 9,092          8,254      29,007




See accompanying notes to financial statements.

                      RAINES LENDERS, L.P.
                     (A Limited Partnership)
                  Notes to Financial Statements

                   December 31, 1997 and 1996

(1)  Summary of Significant Accounting Policies

     (a)  Organization

     Raines Lenders, L.P. (the Partnership) is a Delaware limited partnership organized on December 16, 1988, for the purpose of making a participating mortgage loan to Raines Road, L.P., which shares the same General Partner. The General Partner is 222 Raines, Ltd., whose general partners are Steven D. Ezell, Michael
     A. Hartley and 222 Partners,Inc. The Partnership prepares financial statements and Federal income tax returns on the accrual method and includes only those assets, liabilities and results of operations which relate to the business of the Partnership. In the event that the Partnership has short-term cash deficiencies, the General Partner can defer the collection of fees for certain related party expenses or grant interest-free loans from related parties until cash becomes available.

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

     At December 31, 1997 and 1996, the Partnership's note receivable did not meet the definitions of an impaired loan. Accordingly, the note receivable from affiliate is recorded at cost with no allowance for impairment.

     (e)  Deferred Loan Costs

     Deferred loan costs are amortized by the straight-line method over the thirteen year term of the note receivable from affiliate.

     (f)  Income Taxes

       No provision has or will be made for Federal or state income taxes since such taxes are the responsibility of the Partners. Annually, the Partners receive from the Partnership IRS form K-1's, which provide them with their respective share of taxable income (or losses), deductions, and other tax related information. The only difference between the tax basis and reported amounts of the Partnership's assets and liabilities relates to the recognition of interest income. For income tax purposes, the outstanding principal balance accrues interest at a compounded interest rate of 8.7% per annum.

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

                         RAINES LENDERS
                     (A Limited Partnership)
                  Notes to Financial Statements

(1)  Summary of Significant Accounting Policies (continued)

     account is negative. Net profit allocations are then made to limited partners up to the difference between their capital account balances and the sum of their adjusted capital contributions (capital balance, net of cumulative cash distributions in excess of preferred returns - 12% annual cumulative return on capital contributed). Any remaining net profit allocations are then made to the limited partners until the taxable year in which cumulative profits to the limited partners equal their adjusted capital contribution plus an unpaid preferred return (12% annual cumulative return on capital contributed). Net profits are then allocated to the general partner until the ratio of the general partner's capital account balance to the capital account balances, in excess of adjusted capital contributions and unpaid preferred return, of all limited partners is 27% to 73%. Thereafter, profits are generally allocated 27% to the general partner and 73% to the limited partners. Net losses are allocated to the partners in proportion to their positive capital accounts.

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

     Cumulative unpaid preferred returns are $3,598,992 and $3,627,117 at December 31, 1997 and 1996, respectively.

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

                  Notes to Financial Statements

(2)  Related Party Transactions

     The General Partner and its affiliates have been actively involved in managing the Partnership. Affiliates of the General
Partner receive fees for performing certain services. Expenses incurred for these services are as follows:

                                    1997        1996        1995

Mortgage service fee                $ 9,000          9,000       9,000
Accounting fees                       2,100          2,100       1,500


(3)  Note Receivable From Affiliate

     The note receivable from affiliate represents a $4,700,000 long-term note receivable from Raines Road, L.P. (the Borrower), an affiliate sharing the same General Partner. The note accrues simple interest at an annual rate of 12% plus additional interest equal to 50% of "net revenues", as defined in the Participating Loan Agreement. The note is secured by a mortgage on land and improvements held for investment by the Borrower and by a security interest in any unrestricted cash reserves or investment securities held by the Borrower. The note is due December 31, 2001.

                      RAINES LENDERS, L.P.
                     (A Limited Partnership)

                  Notes to Financial Statements

(3)  Note Receivable From Affiliate (continued)

     Summarized financial information of Raines Road, L.P. at December 31, 1997 and 1996, and for the years ended December 31, 1997, 1996 and 1995, is presented below:

     Assets                                   1997        1996

Cash and cash equivalents               $   98,678        41,633
Restricted cash                             380,198      156,241
Land and improvements held for investment 5,632,923    5,856,861

     Total assets                       $ 6,111,799    6,054,735

  Liabilities and Partners' Deficit

Liabilities:
  Note payable - affiliate              $ 4,700,000     4,700,000
  Accrued interest payable - affiliate    2,524,934     2,695,434
  Accounts payable                         221,982          4,856
  Accrued property taxes                    60,960         41,895

     Total liabilities                   7,507,876      7,442,185

Partners' deficit:
  Limited partners                     (1,396,077)    (1,387,450)
  General partners                             -            -

     Total partners' deficit           (1,396,077)    (1,387,450)

     Total liabilities and
      partners' deficit               $  6,111,799      6,054,735

                      RAINES LENDERS, L.P.
                     (A Limited Partnership)

                  Notes to Financial Statements

(3)  Note Receivable from Affiliate (continued)

     Operations                     1997        1996        1995

Revenue:
     Gain on sales of land
       and improvements           $ 628,719         -            -
     Interest                        25,408        11,266      40,628

     Total revenues                 654,127        11,266      40,628

Expenses:
     Interest                       564,000       568,571     607,862
     Other                           98,754        90,729     111,195

     Total expenses                 662,754       659,300     719,057

     Net loss                       (8,627)     (648,034)   (678,429)
     ________________               _______       _______     _______

   Cash Flows

Net cash provided (used) by
  operating activities            $  57,045      (34,146)   (205,192)
Net cash used in
  financing activities                   -      (100,000)   (267,716)

Net increase (decrease) in
  cash and cash equivalents       $  57,045     (134,146)   (472,908)

In 1997 the Partnership sold 26.6 acres of land receiving net proceeds of $628,719 and paid $734,500 in interest payments to the Lender.

     Due to anticipated future requirements for additional development and operations, the Borrower retained certain proceeds from sales and did not pay additional amounts of interest and/or applicable principal balance to the Partnership. The Partnership's and Borrower's joint general partner believes that retaining sales proceeds for development, and distributing only net available cash to the Partnership, was contemplated by the note agreement.
However, the note agreement does not explicitly authorize this use


                      RAINES LENDERS, L.P.
                     (A Limited Partnership)

                  Notes to Financial Statements

(3)  Note Receivable from Affiliate (continued)

of funds; therefore, this treatment could constitute a default on the note agreement.  In such an event, the Partnership is required
to accelerate the amounts due or foreclose the loan.   To date, the
Partnership has not foreclosed or accelerated the amounts due under the note agreement. At December 31, 1997 and 1996, the applicable principal balance due to the Partnership is $1,677,707 and $1,229,257 respectively.

Interest income associated with the note payable from affiliate in 1997, 1996, and 1995 was $564,000, $564,000, and $571,834, respectively.


(4)  Distributions

     For the years ended December 31, 1997 and 1995, the Partnership made distributions of $710,227 and $568,182, respectively. Of these amounts, $703,125 and $562,500 ($125 per unit and $100 per unit) were allocated to the limited partners and $7,102 and $5,682 were allocated to the general partner. There were no distributions in 1996.

(5)  Fair Value of Financial Instruments

     At December 31, 1997 and 1996, the Partnership had financial instruments including cash and cash equivalents, interest receivable, accounts payable, and a note receivable. The carrying amounts of cash and cash equivalents, and accounts payable approximate their fair value because of the short maturity of those financial instruments.

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

The General Partners of 222 Raines, Ltd. are as follows:

Steven D. Ezell

     Steven D. Ezell, age 45, is a general partner of 222 Raines, Ltd. He is the President and sole shareholder of 222 Partners, Inc. He has been an officer of 222 Partners, Inc. from September 17, 1986 through the current period. Mr. Ezell is President and 50% owner of Landmark Realty Services Corporation. For the prior four years, Mr. Ezell was involved in property acquisitions for Dean Witter Realty Inc. in New York City, most recently as Senior Vice President. Steven D. Ezell is the son of W. Gerald Ezell.

Michael A. Hartley

     Michael A. Hartley, age 38, is Secretary/Treasurer and a Vice President of 222 Partners, Inc. He has been an officer of 222 Partners, Inc. from September 17, 1986 through the current period. Mr. Hartley is Vice President and 50% owner of Landmark Realty Services Corporation. Prior to joining Landmark in 1986, Mr. Hartley was Vice President of Dean Witter Realty Inc., a New York-based real estate investment firm.

222 Partners Inc.

     222 Partners, Inc. was formed in September, 1986 and serves as general partner for several other real estate investment limited partnerships. The directors of 222 Partners, Inc. are W. Gerald
Ezell, Steven D. Ezell, and Michael A. Hartley.

W. Gerald Ezell

     W. Gerald Ezell, age 67, serves on the Board of Directors of 222 Partners, Inc. Until November, 1985, Mr. Ezell had been for over 20 years an agency manager for Fidelity Mutual Life Insurance Company and a registered securities principal of Capital Analysts Incorporated, a wholly owned subsidiary of Fidelity Mutual Life Insurance Company.

Item 11.  Executive Compensation

     During 1997, Registrant was not required to and did not pay remuneration to any executives, partners of the General Partner or any affiliates, except as set forth in Item 13 of this report, "Certain Relationships and Related Transactions."

     The General Partner does participate in the Profits, Losses and Distributions of the Registrant as set forth in the Partnership Agreement.

Item 12.  Security Ownership of Certain Beneficial Owners and
Management

     As of February 28, 1998 no person or "group" (as that term is used in Section 3(d) (3) of the Securities Exchange Act of 1934) was known by the Registrant to beneficially own more than five percent of the Units of Registrant.

     As of the above date, the Registrant knew of no officers or directors of 222 Partners, Inc. that beneficially owned any of the units of the Registrant.

     There are no arrangements known by the Registrant, the operation of which may, at a subsequent date, result in a change in control of the Registrant.

Item 13.  Certain Relationships and Related Transactions

     During 1997, no affiliated entities have earned compensation for services from the Registrant in excess of $60,000. For a listing of all miscellaneous transactions with affiliates which were less than $60,000 refer to Note 2 to the Financial Statements in Item 8.

     The Registrant loaned $4,700,000 to Raines Road, L.P., an affiliated partnership, during 1989, and accrued $2,524,934 in interest receivable on such loan through December 31, 1997.

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

        27  Financial Data Schedule

(b)    No reports on Form 8-K have been filed during the last
            quarter of 1997.

Financial Statement Schedule Filed Pursuant to Item 14(a)(2):

                      RAINES LENDERS, L.P.
                     (A Limited Partnership)

                     ADDITIONAL INFORMATION
                       FOR THE YEARS ENDED
                DECEMBER 31, 1997, 1996 AND 1995


                              INDEX

                                                          Page
                                                          Number

Additional financial information furnished pursuant to the requirements of Form 10-K:

Financial Statement Schedule -

       Independent Auditors' Report                       25
       Schedule IV - Mortgage Loans on Real Estate        26

Financial Statements of Properties Securing
       Mortgage Loans - Raines Road, L.P

       Independent Auditors' Report                       27
       Balance Sheets                                     28
       Statements of Operations                           29
       Statements of Partners' Deficit                    30
       Statements of Cash Flows                           31
       Notes to Financial Statements                      32

All other Schedules have been omitted because they are inapplicable, not required or the information is included in the Financial Statements or notes thereto.










                  Independent Auditors' Report

The Partners
Raines Lenders, L.P.

Under date of January 30, 1998, we reported on the balance sheets of Raines Lenders, L.P. as of December 31, 1997 and 1996, and the related statements of earnings, partners' equity, and cash flows for each of the years in the three-year period ended December 31, 1997. These financial statements and our report thereon are included elsewhere herein. In connection with our audits of the aforementioned financial statements, we have also audited the related financial statement schedule information as listed in the accompanying index. This financial statement schedule is the responsibility of the Partnership's management. Our responsibility is to express an opinion on this financial statement schedule based on our audit.

In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.





                                        KPMG PEAT MARWICK LLP


Nashville, Tennessee
January 30, 1998

                           Schedule IV

                      RAINES LENDERS, L.P.
                     (A Limited Partnership)

                  Mortgage Loans on Real Estate
                        December 31, 1997
                                                                      Principal
                                                                      amount
                                                                      of
                                                                      loan
                                                                      subject
                 to
                                                            Carrying  delin-
                                                  Face      amount    quent
                        Final     Periodic        amount    of        princi-
                 pal or                                              (2)
interest
              Interest  maturity  payment  Prior  of        mortgage  Description   rate      date      terms    liens  mortgage
(1)(2)
   _________     _____     _____     ____     ___    _____     _____     _____
Raines Road,
L.P., an
affiliate*    12%       December  Upon the
                        31, 2001  sale of
                                  property    -   $4,700,000  $4,700,000    -

                           Schedule IV

                      RAINES LENDERS, L.P.
                     (A Limited Partnership)

                  Mortgage Loans on Real Estate
                        December 31, 1997

                                    1997        1996        1995

(1)  Balance at beginning of
       period                $  4,700,000    4,700,000   4,700,000
     Balance at end of period$  4,700,000    4,700,000   4,700,000


(2)  Aggregate cost for Federal
       tax purposes          $ 4,302,126    4,302,126   4,302,126

*This represents a promissory note from Raines Road, L.P., an affiliate sharing the same General Partner.  This note accrues simple interest at an annual rate of 12% plus additional interest equal to 50% of the "net revenues," as defined in the Participating
Loan Agreement.  The note is secured by a mortgage on the land in
Memphis, Tennessee held by the debtor, subject to a security interest in any unrestricted cash reserves or investment securities held by the
debtor.   At December 31, 1997, interest of $2,524,934 was accrued on the promissory note. Interest and principal payments become due upon the sale of the collateral or any portion thereof to the extent cash is available, but no later than December 31, 2001. See note 3 to the financial statements.

See accompanying independent auditors' report.

                  Independent Auditors' Report

The Partners
Raines Road, L.P.:

We have audited the accompanying balance sheets of Raines Road, L.P. (a limited partnership) as of December 31, 1997 and 1996, and the related statements of operations, partners' deficit, and cash flows for each of the years in the three-year period ended December 31, 1997. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Raines Road, L.P. at December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles.

As discussed in Note 1, the Partnership adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 121,
"Accounting for the Impairment of Long-Lived Assets and for Long-
Lived Assets to be Disposed Of" on January 1, 1996.

                                   KPMG Peat Marwick LLP


Nashville, Tennessee
January 30, 1998

                        RAINES ROAD, L.P.
                     (A Limited Partnership)

                         Balance Sheets

                   December 31, 1997 and 1996


            Assets                            1997         1996
Cash and cash equivalents (note 5)     $     98,678       41,633
Restricted cash (note 3)                    380,198      156,241
Land and improvements held for investments
            (notes 4 and 5)               5,632,923    5,856,861

         Total assets                  $  6,111,799    6,054,735

     Liabilities and Partners' Deficit

Liabilities:
Note payable - affiliate (note 5)      $  4,700,000    4,700,000
Accrued interest payable to
   affiliate (note 5)                     2,524,934    2,695,434

     Accounts payable                       221,982        4,856
     Accrued property taxes                  60,960       41 895
                 Total liabilities        7,507,876    7,442,185

Partners' deficit:
  Limited partners (1,875 units
    outstanding)                         (1,396,077)  (1,387,450)
  General partner                                 -            -

            Total partners' deficit      (1,396,077)  (1,387,450)

Commitments and contingencies
     (notes 2,3 and 5)

            Total liabilities and
              partners' deficit       $   6,111,799     6,054,735


See accompanying notes to financial statements.

                        RAINES ROAD, L.P.
                     (A Limited Partnership)

                    Statements of Operations

          Years ended December 31, 1997, 1996 and 1995

                                    1997       1996        1995

Revenues
     Sales of land and
     improvements                $2,220,000        -           -
Cost of land and
improvements sold                 1,448,336        -           -
Selling expenses (note 2)           142,945        -           -

     Gain on sales of land
       and improvements             628,719        -           -

     Interest                        25,408   11,266      40,628

        Total revenues              654,127   11,266      40,628

Expenses:
     Interest expense (note 5)      564,000  568,571     607,862
     Property taxes                  66,478   40,087      47,175
     Consulting services                  -   17,471      14,335
     General and administrative      15,768    2,860       5,479
     Legal and accounting
       (note 2)                      12,658   16,605      12,227
     Amortization                         -    7,981      23,940
     Land maintenance fees              850    2,725       5,039
     Property management fee
       (note 2)                       3,000    3,000       3,000

        Total expenses              662,754  659,300     719,057

        Net loss             $       (8,627)(648,034)   (678,429)

     Net loss allocated to:

       General partner       $           -         -            -
       Limited partners      $     ( 8,627)  (648,034)    (678,429)

     Net loss per limited
       partner unit          $       (4.60)  (345.62)     (361.83)

     Weighted average units
       outstanding                   1,875     1,875        1,875

See accompanying notes to financial statements.
                        RAINES ROAD, L.P.
                     (A Limited Partnership)

            Statements of Partners' Deficit

          Years ended December 31, 1997, 1996 and 1995

                          Limited            General
                         partners            partner       Total
                      Units      Amounts

Balance at
  December 31, 1994   1,875   $ (60,987)        -       (60,987)

  Net loss              -      (678,429)        -      (678,429)
                    _______      _______     _______     _______
Balance at
  December 31, 1995   1,875    (739,416)        -      (739,416)

  Net loss              -      (648,034)        -      (648,034)
                    _______    _________      ______    ________
Balance at
  December 31, 1996   1,875  (1,387,450)        -    (1,387,450)
                     -------   ---------      ------    --------

  Net loss              -        (8,627)        -        (8,627)

Balance at
  December 31, 1997   1,875 $(1,396,077)        -    (1,396,077)
                     ======   =========       ======  ===========



See accompanying notes to financial statements.

                        RAINES ROAD, L.P.
                     (A Limited Partnership)

                    Statements of Cash Flows
          Years ended December 31, 1997, 1996 and 1995

                                   1997         1996        1995

Cash flows from operating activities:
  Net loss                   $     (8,627)   (648,034)     (678,429)
  Adjustments to reconcile net
    loss to net cash provided
    (used) by operating activities:
       Amortization                     -       7,981        23,940
       Cost of land and improvements
        held for investment    (1,224,398)       (635)            -
       Decrease in
         note receivable                -           -       646,400
       Cost of land and
         improvements sold      1,448,336           -             -
       Decrease in accrued
         interest receivable            -           -         7,650
       Increase in
         restricted cash         (223,957)        (554)      (1,302)
       (Decrease) increase in
         accrued interest
         payable                 (170,500)     561,580      (33,213)
       Increase (decrease) in
         accounts payable          217,126       3,621     (131,006)
       Increase (decrease) in
         accrued property taxes     19,065      41,895      (39,232)
       Net cash provided (used)
         by operating
         activities                 57,045     (34,146)     (205,192)


Cash flows from financing activities-
     Payment of note
        payable-private                  -    (100,000)     (267,716)
        Net increase (decrease)
         in cash and cash
         equivalents                57,045    (134,146)     (472,908)

                        RAINES ROAD, L.P.
                     (A Limited Partnership)

                Statements of Cash Flows (Cont'd)

          Years ended December 31, 1997, 1996 and 1995



                                    1997         1996       1995
Cash and cash equivalents
  at beginning of year             41,633      175,779    648,687

Cash and cash equivalents
  at end of year              $    98,678       41,633    175,779


Supplemental Disclosures of Cash Flow Information:

       Cash paid for interest  $  734,500        6,991    641,075







See accompanying notes to financial statements.

                        RAINES ROAD, L.P.
                     (A Limited Partnership)

                  Notes to Financial Statements

                   December 31, 1997 and 1996

(1)  Summary of Significant Accounting Policies

     (a)  Organization

     Raines Road, L.P. (the Partnership) is a Delaware limited partnership organized on December 16, 1988 to acquire several contiguous, undeveloped tracts of land in Memphis, Tennessee for the purpose of developing and selling parcels of real estate. The General Partner is 222 Raines, Ltd., whose general partners are Steven D. Ezell, Michael A. Hartley, and 222 Partners, Inc. The Partnership prepares financial statements and income tax returns on the accrual method of accounting. The financial statements include only those assets, liabilities and results of operations which relate to the Partnership.In the event that the Partnership has short-term cash deficiencies, the General Partner can defer the collection of fees for certain related party expenses or grant interest-free loans from related parties until cash becomes available.

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

     (d)  Land and Improvements Held for Investment

          Land and improvements held for investment is recorded at cost and includes approximately 203 and 230 acres in 1997 and 1996. Interest expense on the note payable to affiliate, insurance and property taxes are capitalized as carrying costs of the property during the development period.

                        RAINES ROAD, L.P.
                     (A Limited Partnership)

                  Notes to Financial Statements


(1)  Summary of Significant Accounting Policies (continued)

          Costs to hold land, including interest, insurance, and property taxes are charged to expense once the develop-ment of the property is substantially complete. Land improvement costs incurred and capitalized include development costs expended subsequent to the acquisition of a tract of land.

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

     (e)  Loan Costs

          Loan costs were amortized by the straight-line method over the two year term of the note payable.

     (f)  Income Recognition

          Income from sales of land and improvements held for investment is generally recorded on the accrual basis when the buyer's financial commitment is sufficient to provide economic substance to the transaction, and when other criteria of SFAS No. 66 "Accounting for Sales of Real Estate" are satisfied. For sales of real estate where both cost recovery is reasonably certain and the collectibility of the contract price is reasonably assured, but the transaction does not meet the remaining requirements to be recorded on the accrual basis, profit is deferred and recognized under the installment method, which recognizes profit as collections of principal are received. If developments subsequent to the adoption of the installment method occur which cause the transaction to meet the requirements of the full accrual method, the remaining deferred profit is recognized at that time. Any losses on sales of real estate are recognized at the time of the sale.

         (g)  Income Taxes

          No provision has been made in the financial statements for Federal or state income taxes, since such taxes are the responsibilities of the partners.

                        RAINES ROAD, L.P.
                     (A Limited Partnership)

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

     (h)  Partnership Allocations

          Net profits, losses and distribution of cash flow of the Partnership are allocated to the Partners in accordance with the Partnership agreement as follows:

          Partnership net profits are allocated first to any partner with a negative balance in their capital account, determined at the end of the taxable year as if the Partnership had distributed cash flow, in proportion to the negative capital balance account of all partners until no partner's capital account is negative. Net profit allocations are then made to the limited partners up to the difference between their capital account balances and the sum of their adjusted capital contributions (capital balance, net of cumulative cash distributions in excess of preferred returns - 12% annual cumulative return on capital contributed). Any remaining net profit allocations are then made to the limited partners until the taxable year in which cumulative profits to the limited partners equal their adjusted capital contribution plus an unpaid preferred return (12% annual cumulative return on capital contributed). Net profits are then allocated to the general partner until the ratio of the general partner's capital account balance to the capital account balances, in excess of adjusted capital contributions and unpaid preferred return, of all limited partners is 27% to 73%. Thereafter, profits are generally allocated 27% to the general partner and 73% to the limited partners. Net losses are allocated to the partners in proportion to their positive capital accounts.

          Partnership distributions are allocated 99% to the limited partners and 1% to the general partner in an amount equal to their preferred return (12% annual, cumulative return on capital contributed), 99% to the

                        RAINES ROAD, L.P.
                     (A Limited Partnership)

                  Notes to Financial Statements


(1)  Summary of Significant Accounting Policies (continued)

          limited partners and 1% to the general partner until the limited partners have received an amount equal to their adjusted capital contributions, and then 73% to the limited partners and 27% to the general partner.

          Cumulative unpaid preferred returns are $1,912,500 and $1,687,500 at December 31, 1997 and 1996, respectively.

     (i)  Reclassifications

          Certain prior year amounts have been reclassified to conform with the current year presentation.

(2)  Related Party Transactions

     The General Partner and its affiliates have been actively involved in managing the Partnership. Affiliates of the General Partner receive fees and commissions for performing certain services. Expenses incurred for these services are as follows:

                                   1997        1996        1995

Accounting fees                 $  2,100       2,100       1,500
Property management fee            3,000       3,000       3,000
Real estate sales commission      88,000           -           -

(3)  Restricted Cash

     At December 31, 1997 and 1996, the Partnership had restricted cash balances of $380,198 and $156,241, respectively, to be used to fund property improvements consisting of road and utility work.

(4)  Land and Improvements Held for Investment

     The components of land and improvements held for investment at December 31, are as follows:
                                  1997        1996
Land and carrying costs     $  3,947,078   4,826,846
Land improvements              1,685,845   1,030,015
                                 -------     -------
                            $  5,632,923   5,856,861




Aggregate cost of land and improvements held for investment for federal income tax purposes was $7,430,492 and $7,641,267 at December 31, 1997 and 1996, respectively.

                        RAINES ROAD, L.P.
                     (A Limited Partnership)
                  Notes to Financial Statements

(5)  Note Payable - Affiliate

     The note payable to affiliate represents a $4,700,000 note payable to Raines Lenders, L.P. (Lender), an affiliate sharing the same General Partner. The note accrues simple interest at an annual rate of 12% plus additional interest equal to 50% of "net revenues", as defined in the Participating Loan Agreement. The note is secured by a mortgage on land and improvements held for investment by the Partnership and by a security interest in any cash reserves or investment securities held by the Partnership. Interest and principal payments become due upon the sale of the collateral or any portion thereof to the extent cash is available, but no later than December 31, 2001.

     In 1997, the Partnership sold 26.6 acres of land receiving net proceeds of $628,720 and paid $734,500 in interest payments to the Lender.

     Due to anticipated future requirements for additional development and operations, the Partnership retained certain proceeds from sales and did not pay the additional amounts of interest and/or applicable principal balance to the Lender.
     The Partnership's and Lender's joint general partner believes that retaining sales proceeds for development and distributing only net available cash to the Lender was contemplated by the note agreement. However, the note agreement does not explicitly authorize this use of funds; therefore, this treatment could constitute a default on the note agreement.
     In such an event, Lender is required to foreclose the note and accelerate the amounts due. To date, the Lender has not foreclosed or accelerated the amounts due under the note agreement. At December 31, 1997 and 1996, the applicable principal balance due to Lender is $1,677,707 and $1,196,180, respectively.

     Interest expense associated with the note payable to affiliate in 1997, 1996, and 1995 was $564,000, $564,000, and $571,834
     respectively.

                        RAINES ROAD, L.P.
                     (A Limited Partnership)
                  Notes to Financial Statements

(6)  Fair Value of Financial Instruments

     At December 31, 1997 and 1996, the Partnership had financial instruments including cash and cash equivalents, restricted cash, accrued interest payable, accounts payable, accrued property taxes, and notes payable. The carrying amounts of cash and cash equivalents, restricted cash, accounts payable, and accrued property taxes approximate their fair value because of the short maturity of those financial instruments.

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

                                   RAINES LENDERS, L.P.
                                   By:  222 Raines, Ltd.
                                        General Partner

DATE:  March 31, 1998              By:  /s/ Steven D. Ezell
                                        General Partner

DATE:  March 31, 1998              By:  /s/ Michael A. Hartley
                                        General Partner

                                   By:  222 Partners, Inc.
                                        General Partner

DATE:  March 31, 1998                   By:  /s/ Michael A. Hartley
                                        Secretary/Treasurer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                                   RAINES LENDERS, L.P.
                                   By:  222 Raines, Ltd.
                                        General Partner

DATE:  March 31, 1998              By:  /s/ Steven D. Ezell
                                        General Partner

DATE:  March 31, 1998              By:  /s/ Michael A. Hartley
                                        General Partner

                                   By:  222 Partners, Inc.
                                        General Partner

DATE:  March 31, 1998                   By:  /s/ Michael A. Hartley
                                        Secretary/Treasurer

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