Form 10-Q
period 1998-03-31
RAINES LENDERS L P
filed 1998-05-14
CIK 845399

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

For the period ended March 31, 1998

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


                 FINANCIAL STATEMENTS
       FOR THE THREE MONTHS ENDED MARCH 31, 1998



                         INDEX


  Financial Statements

       Balance Sheets                                 3
       Statements of Operations                       4
       Statements of Cash Flows                       5
       Notes                                          6

                 RAINES LENDERS, L.P.
                (A Limited Partnership)


                    BALANCE SHEETS
                      (Unaudited)

                        ASSETS


                                    March 31,    December 31,
                                      1998           1997
CASH                                   $2,082         $9,092
NOTE RECEIVABLE FROM AFFILIATE      4,700,000      4,700,000
INTEREST RECEIVABLE FROM AFFILIATE  2,665,934      2,524,934
LOAN COSTS, less accumulated
  amortization of $157,473
  in 1998 and $153,026 in 1997         73,777         78,224

       Total Assets                $7,441,793     $7,312,250
                                    =========      =========



           LIABILITIES AND PARTNERS' EQUITY

ACCOUNTS PAYABLE                       $1,472          -
PARTNERS' EQUITY:

  Limited Partners (5,625 units
    outstanding)                    7,440,321      7,312,250
  General Partners                      -              -

    Total Partners'equity           7,440,321      7,312,250

       Total Liabilities &
       Partners' Equity            $7,441,793     $7,312,250
                                   ==========     ==========








          See notes to financial statements.
/TABLE

                 RAINES LENDERS, L.P.
                (A Limited Partnership)

                STATEMENT OF OPERATIONS
                      (Unaudited)

                                 Quarter &
                                Year-to-Date
                               Ending March 31,
                              1998       1997
REVENUES:

  Interest                $141,340  $ 141,000

EXPENSES:

  Legal & Accounting         6,300      7,600
  Mortgage Servicing Fee     2,250      2,250
  General & Administration     272      1,019
  Amortization               4,447      4,447

       Total Expenses      $13,269    $15,316

       NET INCOME         $128,071   $125,684
                          ========   ========




















           See notes to financial statements
/TABLE

                 RAINES LENDERS, L.P.
                (A Limited Partnership)

               STATEMENTS OF CASH FLOWS
                      (Unaudited)
                                            Year-To-Date
                                              March 31,
                                         1998           1997
Cash flows from Operating Activities:

Net Income                          $128,071       $125,684

Adjustments to reconcile Net Income
  to Net Cash used in Operating Activities:

     Amortization                      4,447          4,447
     Increase in Accounts Payable      1,472          4,750
     Increase in Accrued Interest   (141,000)      (141,000)


Net cash used in Operating Activities (7,010)        (6,119)

NET CHANGE IN CASH                    (7,010)        (6,119)

CASH AT JANUARY 1,                      9,092         8,254

CASH AT MARCH 31,                      $2,082       $ 2,135
                                      =======       =======









          See notes to financial statements.
/TABLE

                 RAINES LENDERS, L.P.
                (A Limited Partnership)
           NOTES TO THE FINANCIAL STATEMENTS
       For the Three Months Ended March 31, 1998
                      (Unaudited)

A.   ACCOUNTING POLICIES

  The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Form 10-K for the year ended December 31, 1997. In the opinion of management such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to summarize fairly the Partnership's financial position and results of operations. The results of operations for the three month period ended March 31, 1998 may not be indicative of the results that may be expected for the year ending
December 31, 1998.

B.   RELATED PARTY TRANSACTIONS

  The General Partner and its affiliates have been actively involved in managing the Partnership, and complying with the terms of the Lender Financing.
Compensation earned for these services were as follows:

                              1998       1997
Mortgage Servicing Fee      $2,250     $2,250
Accounting Fees                -          -

                 RAINES LENDERS, L.P.
                (A Limited Partnership)
           NOTES TO THE FINANCIAL STATEMENTS
       For the Three Months Ended March 31, 1998
       (continued)    (Unaudited)

C.   COMPREHENSIVE INCOME

  Effective January 1, 1998, the Partnership adopted Statement of Financial Accounting Standards (SFAS) No. 130, Reporting Comprehensive Income. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements and requires that all components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income is defined as the change in equity of a business enterprise, during a period, associated with transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. During the three month periods ended March 31, 1998, and 1997, the Partnership had no components ofcomprehensive income. Accordingly, comprehensive income for each of the periods was the same as net income.

Item 2.Management's Discussion and Analysis of Financial
Condition and Results of Operations


Results of Operations for the Quarter Ended March 31,
1998.

The Partnership's primary business is to lend monies to Raines Road, L.P. ("the Borrower"). Therefore, the majority of its activity on a regular basis is to accrue interest income. There are no interest or principal payments due to the Partnership until the Property securing the Partnership's loan or portions thereof are sold, or December 31, 2001, whichever is earlier.

Due to the nature of the Registrant, all activity is a result of transactions in Raines Road, L.P., the loan holder. The Borrower had no property sales during the first quarter of 1998. The cumulative applicable principal balance unpaid as of March 31, 1998 is $1,677,707 and is payable from future sales proceeds after all accrued interest is paid.

Operations of the Registrant are minimal and have remained comparable to prior quarters.

Financial Condition and Liquidity

  As of March 31, 1998,the Registrant had $2,082 in cash reserves. If a sale of the Borrower's property occurs or if certain restricted cash reserves are released, these proceeds will be used to make a payment on the Lender Financing providing the Registrant with sufficient operating funds. Otherwise, the General Partner expects the Registrant to meet operational needs through affiliated loans if necessary.

              Part II. OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

  (a)  Exhibits

       Exhibit 27 - Financial Data Schedule for the
       First Quarter of 1998

  (b)  No 8-K's have been filed during this quarter.

                      SIGNATURES


Pursuant to the requirements of the Securities Exchange
Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              RAINES LENDERS, L.P.

                              By:  222 RAINES LTD.
                                   General Partner



Date:  May 15, 1998           By:  /s/ Steven D. Ezell
                                   General Partner



                              By:  222 PARTNERS, INC.
                                   General Partners



Date:  May 15, 1998           By:  /s/ Michael A. Hartley
                                   Secretary/Treasurer