Form 10-Q
period 1998-06-30
RAINES LENDERS L P
filed 1998-08-14
CIK 845399

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

     For the period ended June 30, 1998

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


                      FINANCIAL STATEMENTS
    FOR THE THREE AND SIX MONTHS ENDED June 30, 1998 AND 1997



                              INDEX


      Financial Statements

           Balance Sheets                  3
           Statements of Operations        4
           Statements of Cash Flows        5
           Notes to financial statements   6

                           RAINES LENDERS, L.P.
                          (A Limited Partnership)


                              BALANCE SHEETS
                                (Unaudited)

                                  ASSETS

                                    June 30,   December 31,
                                     1998          1997
CASH                                $    412    $    9,092

NOTE RECEIVABLE FROM AFFILIATE     4,700,000     4,700,000

INTEREST RECEIVABLE FROM AFFILIATE 2,800,434     2,524,934

LOAN COSTS, less accumulated
amortization of $161,920 in 1998
and $153,026 in 1997                  69,330        78,224

           Total Assets          $ 7,570,176    $7,312,250
                                   =========     ==========



                     PARTNERS' EQUITY


PARTNERS' EQUITY:

     Limited Partners (5,625
     Units Outstanding)          $ 7,570,176   $ 7,312,250

     General partners                   -             -

     Total Partners' Equity      $ 7,570,176   $ 7,312,250
                                   =========    ==========



                    See notes to financial statements.
/TABLE

                           RAINES LENDERS, L.P.
                          (A Limited Partnership)

                          STATEMENTS OF OPERATIONS
                                (Unaudited)

                         Quarter          Year-to-Date
                                Ending June 30,
                      1998     1997     1998      1997
REVENUES:

Interest          $ 141,000$141,066 $ 282,340  $282,066

EXPENSES:

Legal & Accounting    4,448   3,508    10,748    11,109
Mortgage Servicing Fee2,250   2,250     4,500     4,500
Administrative            -     791       272     1,810
Amortization          4,447   4,447     8,894     8,894
                      -----   -----     -----    ------
Total Expenses       11,145  10,996    24,414    26,313

NET INCOME       $  129,855$130,070 $ 257,926 $ 255,753
                    ======= =======   =======   =======




















                     See notes to financial statements
/TABLE

                           RAINES LENDERS, L.P.
                          (A Limited Partnership)

                         STATEMENTS OF CASH FLOWS
                                (Unaudited)
                                      Year-To-Date
                                        June 30,
                                     1998      1997
Cash flows from Operating Activities:

Net Income                      $ 257,926 $ 255,753
Adjustments to reconcile Net Income
to Net Cash (used in) provided by Operating Activities:

      Amortization                  8,894     8,894
      (Increase) decrease in
      Interest Receivable        (275,500)  452,500
                                 --------   -------
  Net cash (used) provided by
      Operating Activities         (8,680)  717,147

Cash Flows from Financing Activities:

    Distribution to Partners          -  (710,227)

NET (DECREASE) INCREASE IN CASH    (8,680)    6,920

CASH AT JANUARY 1,                  9,092     8,254

CASH AT JUNE 30,                   $  412   $15,174
                                   ======    ======












                    See notes to financial statements.
/TABLE

                      RAINES LENDERS, L.P.
                     (A Limited Partnership)

                NOTES TO THE FINANCIAL STATEMENTS

    For the Three and Six Months Ended June 30, 1998 and 1997
                           (Unaudited)


     A.    ACCOUNTING POLICIES

      The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Form 10-K for the year ended December 31, 1997. In the opinion of management such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to summarize fairly the Partnership's financial position and results of operations. The results of operations for the six month period ended June 30, 1998 may not be indicative of the results that may be expected for the year ending December 31, 1998.


     B.    RELATED PARTY TRANSACTIONS

      The General Partner and its affiliates have been actively involved in managing the Partnership, and complying with the terms of the Lender Financing as described in the Prospectus dated April 3, 1989. Compensation earned for these services were as follows:

                                      1998      1997

           Mortgage Servicing Fee   $4,500    $4,500

           Accounting Fees           2,000     1,300

                      RAINES LENDERS, L.P.
                     (A Limited Partnership)
                NOTES TO THE FINANCIAL STATEMENTS
    For the Three and Six Months Ended June 30, 1998 and 1997
                           (continued)
                           (Unaudited)

C.   COMPREHENSIVE INCOME

  Effective January 1, 1998, the Partnership adopted Statement of Financial Accounting Standards (SFAS) No. 130, Reporting Comprehensive Income. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements and requires that all components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income is defined as the change in equity of a business enterprise, during a period, associated with transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. During the three and six month periods ended June 30, 1998, and 1997, the Partnership had no components ofcomprehensive income. Accordingly, comprehensive income for each of the periods was the same as net income.

     Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations


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

     Due to the nature of the Registrant, all activity is a result of the transactions of Raines Road, L.P. The Borrower had no property sales during the first quarter of 1998. The cumulative applicable principal balance unpaid as of June 30, 1998 is $1,677,707 and is payable from future sales proceeds after all accrued interest is paid.

Operations of the Registrant are minimal and have remained comparable to prior quarters.

The General Partner continues to monitor the impact of year 2000 issues on our computer systems and applications and has developed a remediation plan. We expect the cost of upgrading computers and software to be immaterial to the Registrant.

Financial Condition and Liquidity

  As of July 31, 1998,the Registrant had $761 in cash reserves. If a sale of the Borrower's property occurs or if certain restricted cash reserves are released, these proceeds will be used to make a payment on the Lender Financing providing the Registrant with sufficient operating funds. Otherwise, the General Partner expects the Registrant to meet operational needs through affiliated loans if necessary.

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


                                  RAINES LENDERS, L.P.

                                  By:  222 RAINES LTD.
                                      General Partner



     Date:  August 14, 1998       By:  /s/ Steven D. Ezell
                                      General Partner



                                  By: 222 PARTNERS, INC.
                                      General Partners



     Date:  August 14, 1998       By: /s/ Michael A. Hartley
                                       Secretary/Treasurer