Form 10-Q
period 1998-09-30
RAINES LENDERS L P
filed 1998-11-16
CIK 845399

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

      For the period ended September 30, 1998

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


                     FINANCIAL STATEMENTS
 FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997



                             INDEX


           Financial Statements

           Balance Sheets                           3
           Statements of Operations                 4
           Statements of Cash Flows                 5
           Notes to Financial Statements            6

                         RAINES LENDERS, L.P.
                       (A Limited Partnership)


                            BALANCE SHEETS
                             (Unaudited)

                                ASSETS


                                   September 30,  December 31,
                                       1998          1997
     CASH                           $       62   $    9,092
     NOTE RECEIVABLE FROM AFFILIATE  4,700,000    4,700,000
     INTEREST RECEIVABLE
      FROM AFFILIATE                 2,939,134    2,524,934
     LOAN COSTS, less accumulated
      amortization of $166,367 in
      1998 and $153,026 in 1997         64,883       78,224

           Total Assets             $7,704,079   $7,312,250
                                    ==========    =========



                          PARTNERS' EQUITY

       PARTNERS' EQUITY:

       Limited Partners (5,625 units
         outstanding)               $7,704,079   $7,312,250
       General Partners                      -            -

         Total Partners' equity     $7,704,079   $7,312,250
                                    ==========   ==========






                  See notes to financial statements.
          /TABLE

                         RAINES LENDERS, L.P.
                       (A Limited Partnership)

                       STATEMENT OF OPERATIONS
                             (Unaudited)

                                 Quarter             Year-to-Date

                                       Ending September 30,
                               1998      1997     1998     1997
     REVENUES:

      Interest             $ 141,000  $141,000  $423,340 $423,065

     EXPENSES:

      Legal & Accounting         400         -    11,148   11,108
      Mortgage Servicing
           Fee                 2,250     2,250     6,750    6,750
      Administrative               -         -       272    1,810
      Amortization             4,447     4,447    13,341   13,341
                               -----     -----     -----   ------

      Total Expenses           7,097     6,697    31,511   33,009

     NET INCOME            $ 133,903  $134,303  $391,829 $390,056
                             =======   =======   =======  =======

     <A>



          /TABLE

                         RAINES LENDERS, L.P.
                       (A Limited Partnership)

                       STATEMENTS OF CASH FLOWS
                             (Unaudited)
                                         Year-To-Date
                                         September 30,
                                       1998       1997
     Cash flows from Operating Activities:

     Net Income                    $391,829   $390,056
     Adjustments to reconcile Net Income
      to Net Cash (used in) provided by
      Operating Activities:

        Amortization                 13,341     13,341
        (Increase) decrease in
        Interest Receivable        (414,200)   311,500

                                   --------    -------

     Net cash (used in) provided
      by Operating Activities        (9,030)   714,897

     Cash Flows from Investing Activities:

           Distribution to Partners       -   (710,227)

     NET (DECREASE) INCREASE
     IN CASH                         (9,030)     4,670

     CASH AT JANUARY 1,               9,092      8,254

     CASH AT SEPTEMBER 30,          $    62    $12,924
                                     ======     ======




                  See notes to financial statements.
          /TABLE

                          RAINES LENDERS, L.P.
                         (A Limited Partnership)
                     NOTES TO FINANCIAL STATEMENTS
  For the Three and Nine Months Ended September 30,1998 and 1997
                             (Unaudited)
 A.   ACCOUNTING POLICIES

      The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Form 10-K for the year ended December 31, 1997. In the opinion of management such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to summarize fairly the Partnership's financial position and results of operations. The results of operations for the nine month period ended September 30, 1998 may not be indicative of the results that may be expected for the year ending December 31, 1998.

 B.   RELATED PARTY TRANSACTIONS

      The General Partner and its affiliates have been actively involved in managing the Partnership, and complying with the terms of the Lender Financing as described in the Prospectus dated April 3, 1989. Compensation earned for these services were as follows:

                                        1998       1997
           Mortgage Servicing Fee     $6,750     $6,750
           Accounting Fees            $2,400     $1,600

 C.  COMPREHENSIVE INCOME

     Effective January 1, 1998, the Partnership adopted Statement of Financial Accounting Standards (SFAS) No. 130, Reporting Comprehensive Income. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements and requires that all components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income is defined as the change in equity of a business enterprise, during a period, associated with transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. During the three and nine month periods ended September 30, 1998, and 1997, the Partnership had no components of comprehensive income. Accordingly, comprehensive income for each of the periods was the same as net income.

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

 Due to the nature of the Registrant, all activity is a result of the transactions of Raines Road, L.P. The Borrower had no property sales during the first nine months of 1998. The cumulative applicable principal balance unpaid as of September 30, 1998 is $1,677,707 and is payable from future sales proceeds after all accrued interest is paid.

 Operations of the Registrant are minimal and have remained comparable to prior quarters.

The General Partner has evaluated the impact of year 2000 issues on our computer systems and applications. The Registrant is affected by a single personal computer and a commercial software package.
Both are Y2K compliant.

 Financial Condition and Liquidity

 At September 30, 1998, the Registrant had $62 in cash reserves.
If a sale of the Borrower's property occurs or if certain restricted cash reserves are released, these proceeds will be used to make a payment on the Lender Financing providing the Registrant with sufficient operating funds. Otherwise, the General Partner expects the Registrant to meet operational needs through affiliated loans if necessary.

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


                                  RAINES LENDERS, L.P.

                                  By:  222 RAINES LTD.
                                      General Partner



 Date:  November 21, 1998         By:  /s/ Steven D. Ezell
                                      General Partner



                                  By: 222 PARTNERS, INC.
                                      General Partners



 Date:  November 21, 1998         By: /s/ Michael A. Hartley
                                        Secretary/Treasurer