Form 10-K405
period 1998-12-31
RAINES LENDERS L P
filed 1999-03-31
CIK 845399

                         UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-K

(Mark One)
[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
[Fee Required]
                    For the fiscal year ended

                     December 31, 1998

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

     The aggregate sales price of the Units of Limited Partnership Interest to non-affiliates was $5,625,000 as of February 28, 1999. This does not reflect market value, but is the price at which these Units of Limited Partnership Interest were sold to the public. There is no current market for these Units.

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

Narrative Description of Business

     The Registrant issued a $4,700,000 participating mortgage note (the "Lender Financing"), maturing on December 31, 2001 to Raines Road, L.P., (the "Borrower") an affiliated partnership sharing the same General Partner. The proceeds of the Lender Financing were used by the Borrower, together with the available equity proceeds, to acquire the Property and fund reserves. The Lender Financing entitles the Registrant to receive a priority return of interest and principal, and 50% of the "Net Revenues", if any from sale proceeds of land collateralizing the debt. Net revenues, as defined by the participating Loan Agreement, represent the difference between cash proceeds earned and the following, in this order: 1) accrued but unpaid interest and "Applicable Principal Balances"; 2) accrued preferred return (12% on the net offering proceeds of the Registrant) and 3) the "Applicable Equity Balance". The "Applicable Principal Balance" is a fixed dollar amount assigned in the loan agreement to the Property on a per acre basis to represent a portion of the original principal amount of the Lender Financing. From property sales in 1990, 1991, 1994 and 1997, the cumulative "Applicable Principal Balance" due to the Registrant is $1,677,707 and is payable from future sale proceeds, after all accrued interest is paid.

     Due to changes in managements estimates as a result of changes in general economic conditions relating to the property securing the Lender Financing, during the fourth quarter of 1998, the Registrant established an impairment reserve against the balance due on the Lender financing and reversed all interest previously taken into income in 1998. The Lender financing has been placed on non-accrual status in accordance with the Registrant's policy for impaired notes. For further discussion regarding the Registrant's policy for impaired notes, refer to Note 1(d) of the Financial Statements included herein. These adjustments to interest income and the receivable balance are for financial reporting purposes only. Interest income of approximately $564,000 a year will be recognized for tax and loan payment purposes.

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

Competition

     Because the Registrant is under agreement to loan all proceeds raised, less operating reserves, to Raines Road, L.P., the Registrant is not involved in activities subject to competition.

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

As of February 28, 1999, there were 503 holders of record of the Units of Limited Partnership Interests.

     On June 20, 1997, the Registrant distributed $703,125 to the limited partners or $125 per unit. This distribution was made from payments received on the Lender Financing. There were no distributions made in 1998 or 1996. Other than liquidity constraints, there are no material restrictions upon the Registrant's present or future ability to make distributions in accordance with the provisions of Registrant's Limited Partnership Agreement.

Item 6.  Selected Financial Data

                          For the Year Ended
                             December 31,

                        1998       1997       1996      1995     1994
Total Revenues-
  Interest          $     489    564,066    564,821   573,513  572,343
Net income(loss)   (1,623,529)   523,182    525,459   534,542  529,049
Net income (loss) per limited
  partner unit        (288.63)     91.75      93.41     94.02    94.05
 Distributions per limited partner
  unit                      -        125          -       100        -

 Total assets       5,693,721  7,312,250  7,499,700 6,974,241 7,007,881
Note receivable
from affiliate      4,700,000  4,700,000  4,700,000 4,700,000 4,700,000
Interest receivable
from affiliate      2,513,634  2,524,934  2,695,434 2,131,434 2,159,600
Allowance for
impairment         (1,580,711)      -          -         -         -

Item 7.  Management's Discussion and Analysis of Financial
Condition and Results of Operations

Results of Operations

     Due to the nature of the Registrant, the majority of its activity on a regular basis is to earn interest income. There are no interest payments due to the Registrant until the Property securing the Registrant's loan or portions thereof is sold, or until December 31, 2001, whichever is first.
Due to changes in managements estimates as a result of changes in general economic conditions relating to the property securing the Lender Financing, during the fourth quarter of 1998, the Registrant established an impairment reserve against the balance due on the Lender financing and reversed all interest previously taken into income in 1998. The Lender financing has been placed on non-accrual status in accordance with the Registrant's policy for impaired notes. For further discussion regarding the Registrant's policy for impaired notes, refer to Note 1(d) of the Financial Statements included herein. These adjustments to interest income and the receivable balance are for financial reporting purposes only. Interest income of approximately $564,000 a year will be recognized for tax and loan payment purposes.

     Except for the above fluctuations, the operations of the Registrant have remained comparable through the years. The minimal level of operational expenses are expected to continue in the future.

     In 1997, the Borrower sold approximately 30 acres. Of the $2.2 million in sale proceeds, $1.1 million was escrowed for development of the sale site and adjacent land, and $734,500 was paid to the Registrant on the Lender Financing. The Borrower did not have any property sales in 1998 or 1996.

From sales in 1990, 1991, 1994 and 1997, the cumulative "Applicable Principal Balance" of $1,677,707 is due and payable from the next available sales proceeds, after all accrued interest is paid.

Financial Condition and Liquidity

     At February 28, 1999, the Registrant had approximately $6,841 available in funds to cover operating expenses for 1999. Operating expenses are primarily accounting fees which includes audit and tax, and mortgage servicing fees. The cash reserves are low. If a sale of the property occurs, then funds may be available from a payment on the Lender Financing. The General Partner expects the Registrant to meet operational needs through affiliated loans if necessary.

     In 1997, 1994, 1991 and 1990, the Borrower retained a portion of sales proceeds for development and operations and did not distribute all sales proceeds to the Registrant as payments of interest or applicable principal. The Borrower made interest payments of $11,300, $734,500, $600,000, and $1,027,454 on the Lender
Financing in 1998, 1997, 1995 and 1991, respectively. The Registrant's and Borrower's joint General Partner believes that using sales proceeds for development and distributing only the Borrower's net available cash was contemplated by the loan agreement. However, the loan agreement is ambiguous on this use of funds; therefore, this treatment could constitute a default on the loan agreement.
In such an event, the Registrant is required to foreclose the loan and accelerate the amounts due. Currently, the Registrant has not foreclosed or accelerated the amounts due under the loan agreement and has no plans to do so.

Year 2000

     In 1998, the Partnership initiated a plan ("Plan") to identify, and remediate "Year 2000" issues within each of its significant computer programs and certain equipment which contain microprocessors. The Plan is addressing the issue of computer programs and embedded computer chips being unable to distinguish between the year 1900 and the year 2000, if a program or chip uses only two digits rather than four to define the applicable year. The Partnership has divided the Plan into five major phases-assessment, planning, conversion, implementation and testing. After completing the assessment and planning phases earlier year, the Partnership is currently in the conversion, implementation, and testing phases. Systems which have been determined not to be Year 2000 compliant are being either replaced or reprogrammed, and thereafter tested for Year 2000 compliance. The Plan anticipates that by mid-1999 the conversion, implementation and testing phases will be completed. Management believes that the total remediation costs for the Plan will not be material to the operations or liquidity of the Partnership.

     The Partnership is in the process of identifying and contacting critical suppliers and other vendors whose computerized systems interface with the Partnership's systems, regarding their plans and progress in addressing their Year 2000 issues. The Partnership has received varying information from such third parties on the state of compliance or expected compliance. Contingency plans are being developed in the event that any critical supplier or customer is not compliant.

     The failure to correct a material Year 2000 problem could result in an interruption in, or failure of, certain normal business activities or operations. Such failures could materially and adversely affect the Partnership's operations, liquidity and financial condition. Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of third-party suppliers and customers, the Partnership is unable to determine at this time whether the consequences of Year 2000 failures will have a material impact on the Partnership's operations, liquidity or financial condition.
Item 8.  Financial Statement and Supplementary Data

                           RAINES LENDERS, L.P.
                          (A Limited Partnership)
                           FINANCIAL STATEMENTS
                       AS OF AND FOR THE YEARS ENDED
                       DECEMBER 31, 1998, 1997, 1996

                                   INDEX

                                                       Page
                                                       Number

Independent Auditors' Report                           F-1

Financial Statements
     Balance Sheets                                    F-2
     Statements of Operations                          F-3
     Statements of Partners' Equity                    F-4
     Statements of Cash Flows                          F-5
     Notes to Financial Statements                     F-6

                  Independent Auditors' Report

The Partners
Raines Lenders, L.P.:

We have audited the accompanying balance sheets of Raines Lenders, L.P. (a limited partnership) as of December 31, 1998 and 1997, and the related statements of operations, partners' equity, and cash flows for each of the years in the three-year period ended December 31, 1998. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Raines Lenders, L.P. at December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles.



                                                KPMG LLP


Nashville, Tennessee
January 22, 1999

                      RAINES LENDERS, L.P.
                     (A Limited Partnership)

                         Balance Sheets

                   December 31, 1998 and 1997

          Assets                            1998           1997

Cash                                  $        362          9,092
Note receivable from affiliate (note 3)  4,700,000      4,700,000
Interest receivable
  from affiliate, net of
  allowance for impairment
  of $1,580,711 and -0- in 1998
  and 1997, respectively (note 3)          932,923      2,524,934
Loan costs, less accumulated
  amortization of $170,814 and
  $153,026 in 1998 and 1997,
  respectively.                             60,436         78,224

     Total assets                     $  5,693,721      7,312,250

          Liabilities and Partners' Equity

    Liabilities

Due to affiliate (note 2)                    $5,000          -

    Partners' equity

Limited partners (5,625 units
        outstanding)                     5,688,721      7,312,250
General partner                            -              -

    Total partners' equity               5,688,721      7,312,250

  Commitments and contingencies (note 2 and 3)

    Total liabilities and
       partners' equity              $   5,693,721      7,312,250








See accompanying notes to financial statements.

                      RAINES LENDERS, L.P.
                     (A Limited Partnership)

                     Statements of Operations

          Years ended December 31, 1998, 1997 and 1996


                                    1998       1997        1996

Revenue:
Interest Income (note 3)      $         489   564,066    564,821

Expenses:
     Mortgage servicing fee
       (note 2)                       9,000     9,000      9,000
     Legal and accounting
       fees (note 2)                 14,548    11,876     12,237
     General and administrative       1,971     2,220        337
     Amortization                    17,788    17,788     17,788
     Bad debts(note 3)            1,580,711         -          -

     Total expenses               1,624,018    40,884     39,362
       Net income (loss)      $  (1,623,529)  523,182    525,459

Net income (loss) allocated to:

       General Partner        $           -     7,102          -
       Limited Partner        $  (1,623,529)  516,080    525,459

Net income (loss) per
  limited partner unit        $     (288.63)    91.75      93.41

Weighted average
  units outstanding                   5,625     5,625      5,625














See accompanying notes to financial statements.

                      RAINES LENDERS, L.P.
                     (A Limited Partnership)

                 Statements of Partners' Equity

          Years ended December 31, 1998, 1997 and 1996


                            Limited          General
                           partners          partner       Total
                      Units      Amounts

Balance at
  December 31, 1995    5,625     6,973,836        -     6,973,836

  Net income             -         525,459        -       525,459

Balance at
  December 31, 1996    5,625     7,499,295        -     7,499,295
  Distributions to
  partners (note 4)      -        (703,125)     (7,102)  (710,227)

  Net income             -         516,080       7,102    523,182

Balance at
  December 31, 1997   5,625      7,312,250        -     7,312,250

  Net loss               -      (1,623,529)       -    (1,623,529)

Balance at
  December 31, 1998   5,625      5,688,721        -     5,688,721


  See accompanying notes to financial statements.

                      RAINES LENDERS, L.P.
                     (A Limited Partnership)

                    Statements of Cash Flows

          Years ended December 31, 1998, 1997 and 1996

                                    1998        1997        1996

Cash flows from operating activities:
     Net income (loss)           $(1,623,529)  523,182    525,459
       Adjustments to reconcile
       net income (loss) to net
       cash provided (used) by
       operating activities:
          Bad debt expense         1,580,711         -          -
          Amortization                17,788    17,788     17,788
          (Increase) decrease
            in interest receivable
            from affiliate            11,300   170,500   (564,000)
          Increase (decrease) in
             accounts payable          5,000      (405)      -
       Net cash provided (used)
            by operating
            activities                (8,730)  711,065    (20,753)

Cash flows from financing
     activities - distribution
     to partners                           -  (710,227)         -
          Net increase (decrease)
            in cash                   (8,730)      838    (20,753)

Cash at beginning of year              9,092     8,254     29,007

Cash at end of year                 $    362     9,092      8,254





See accompanying notes to financial statements.

                      RAINES LENDERS, L.P.
                     (A Limited Partnership)
                  Notes to Financial Statements

                   December 31, 1998 and 1997

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

     (d)  Note Receivable from Affiliate

     The Partnership, considering current information and events regarding the borrower's ability to repay its obligations, considers a note to be impaired when it is probable that the Partnership will be unable to collect all amounts due according to the contractual terms of the note agreement. When a note is considered to be impaired, the amount of the impairment is measured based upon the estimated fair value of

                      RAINES LENDERS, L.P.
                     (A Limited Partnership)

                  Notes to Financial Statements

(1)  Summary of Significant Accounting Policies (continued)

     (d)  Note Receivable from Affiliate(continued)

     the underlying collateral. When a note is considered impaired, management ceases the accrual of interest income. The Partnership will establish an impairment allowance for the amount that the recorded value of the note plus accrued interest exceeds its estimated fair value. The impairment allowance is established by a charge to earnings. Any cash receipts on impaired notes receivable are applied to reduce the accrued interest due and the principal amount of such notes until the balances have been recovered and are recognized as interest income, thereafter.

     At December 31, 1998, the Partnership's note receivable met the definitions of an impaired loan. Accordingly, the note receivable from affiliate is recorded at cost with an allowance for impairment of $1,580,711 at December 31, 1998.
     The note has been placed on non-accrual status.

     (e)  Loan Costs

     Loan costs are amortized by the straight-line method over the thirteen year term of the note receivable from affiliate.

     (f)  Income Taxes

     No provision has been made for Federal or state income taxes since such taxes are the responsibility of the Partners.

     Annually, the Partners receive from the Partnership IRS form K-1's, which provide them with their respective share of taxable income (or losses), deductions, and other tax related information. The only difference between the tax basis and reported amounts of the Partnership's assets and liabilities relates to the recognition of interest income and the reserve for impairment. For income tax purposes, the outstanding principal balance will continue to accrue interest at a compounded interest rate of 8.7% per annum.

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

     Cumulative unpaid preferred returns are $4,272,759 and $3,598,992 at December 31, 1998 and 1997, respectively.

                         RAINES LENDERS
                     (A Limited Partnership)
                  Notes to Financial Statements

(1)  Summary of Significant Accounting Policies (continued)

     (h)  Comprehensive Income

     Effective January 1, 1998, the Partnership adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements and requires that all components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income is defined as the change in equity of a business enterprise during a period associated with transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. During the years ended December 31, 1998 and 1997, the Partnership had no components of other comprehensive income. Accordingly, comprehensive income for each of the years was the same as net income (loss).

(2)  Related Party Transactions

     The General Partner and its affiliates have been actively involved in managing the Partnership. Affiliates of the General Partner receive fees for performing certain services. Expenses incurred for these services are as follows:

                                1998        1997        1996

Mortgage service fee        $  9,000       9,000        9,000
Accounting fees                2,800       2,100        2,100
Due to affiliate               5,000        -            -


(3)  Note Receivable From Affiliate

     The note receivable from affiliate represents a $4,700,000 long-term note receivable from Raines Road, L.P. (the Borrower), an affiliate sharing the same General Partner. The note accrued simple interest at an annual rate of 12% plus additional interest equal to 50% of "net revenues", as defined in the Participating Loan Agreement. The note is secured by a mortgage on land and improvements held for investment by the Borrower and by a security interest in any unrestricted cash reserves or investment securities held by the Borrower. The note is due December 31, 2001.

                      RAINES LENDERS, L.P.
                     (A Limited Partnership)

                  Notes to Financial Statements

(3)  Note Receivable From Affiliate (continued)

     Summarized financial information of Raines Road, L.P. at December 31, 1998 and 1997, and for the years ended December
     31, 1998, 1997 and 1996, is presented below:

     Assets                                   1998        1997

Cash                                    $   114,342      98,678
Restricted cash                             140,769     380,198
Accounts receivable from affiliate            5,000        -
land and land improvements
held for investment                       5,599,928   5,632,923

    Total assets                        $ 5,860,039   6,111,799

  Liabilities and Partners' Deficit

Liabilities:
  Note payable - affiliate              $ 4,700,000   4,700,000
  Accrued interest payable - affiliate    3,077,634   2,524,934
  Accounts payable                                -     221,982
  Accrued property taxes                    133,500      60,960
       Total liabilities                  7,911,134   7,507,876

Partners' deficit:
  Limited partners                       (2,051,095) (1,396,077)
 General partners                                 -           -

     Total partners' deficit             (2,051,095) (1,396,077)

     Total liabilities and
      partners' deficit                 $ 5,860,039   6,111,799

                         RAINES LENDERS
                     (A Limited Partnership)
                  Notes to Financial Statements

(3)  Note Receivable From Affiliate (continued)

     Operations                     1998        1997        1996

Revenue:
     Gain on sales of land
       and improvements           $ 32,995     628,719         -
     Interest and other             13,751      25,408    11,266

     Total revenues                 46,746     654,127    11,266

Expenses:
     Interest                      564,000     564,000   568,571
     Other                         137,764      98,754    90,729

     Total expenses                701,764     662,754   659,300


     Net loss                     (655,018)     (8,627) (648,034)

   Cash Flows:

Net cash provided (used) by
  operating activities            $ 15,664      57,045   (34,146)
Net cash used in
  financing activities                 -             -  (100,000)

Net increase (decrease) in cash  $  15,664      57,045  (134,146)

     In 1998, there were no land sales and the Partnership paid
     $11,300 in interest payments to the Lender.

     In 1997, the Partnership sold 26.6 acres of land receiving net proceeds of $628,719 and paid $734,500 in interest payments to the Lender.

     Due to anticipated future requirements for additional development and operations, the Borrower retained certain proceeds from sales and did not pay additional amounts of interest and/or applicable principal balance to the Partnership. The Partnership's and Borrower's joint general partner believes that retaining sales proceeds for development, and distributing only net available cash to the Partnership, was contemplated by the note agreement. However, the note agreement does not explicitly authorize this use

                      RAINES LENDERS, L.P.
                     (A Limited Partnership)

                  Notes to Financial Statements

(3)  Note Receivable from Affiliate (continued)

     of funds; therefore, this treatment could constitute a default on the note agreement. In such an event, the Partnership is required to accelerate the amounts due or foreclose the loan.
      To date, the Partnership has not foreclosed or accelerated the amounts due under the note agreement. At December 31, 1998 and 1997, the applicable principal balance due to the Partnership is $1,677,707.

     Interest income associated with the note payable from affiliate in 1998 was -0-, and $564,000 each year in 1997 and 1996.

     The Partnership has determined that the note and interest receivable from the affiliate are impaired. At December 31, 1998 interest income recorded in 1998 was reversed and a valuation allowance for impairment was recorded as the estimated fair value of the underlying collateral was less than the recorded investment of the note and accrued interest.


(4)  Distributions

     For the year ended December 31, 1997, the Partnership made distributions of $710,227. Of this amount, $703,125 ($125 per unit) was allocated to the limited partners and $7,102 was allocated to the general partner. There were no distributions in 1998 and 1996.

(5)  Fair Value of Financial Instruments

     At December 31, 1998 and 1997, the Partnership had financial instruments including cash, interest receivable, a note receivable and a payable to an affiliate. The carrying amount of cash and the payable to the affiliates approximates their fair value because of the short maturity of these financial instruments.

     The determination of the estimated fair values of the note receivable and related interest receivable was made based on the estimated fair value of the underlying property collateralizing the note.

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

The General Partners of 222 Raines, Ltd. are as follows:

Steven D. Ezell

     Steven D. Ezell, age 46, is a general partner of 222 Raines, Ltd. He is the President and sole shareholder of 222 Partners, Inc. He has been an officer of 222 Partners, Inc. from September 17, 1986 through the current period. Mr. Ezell is President and 50% owner of Landmark Realty Services Corporation. For the prior four years, Mr. Ezell was involved in property acquisitions for Dean Witter Realty Inc. in New York City, most recently as Senior Vice President. Steven D. Ezell is the son of W. Gerald Ezell.

Michael A. Hartley

     Michael A. Hartley, age 39, is Secretary/Treasurer and a Vice President of 222 Partners, Inc. He has been an officer of 222 Partners, Inc. from September 17, 1986 through the current period. Mr. Hartley is Vice President and 50% owner of Landmark Realty Services Corporation. Prior to joining Landmark in 1986, Mr. Hartley was Vice President of Dean Witter Realty Inc., a New York-based real estate investment firm.

222 Partners Inc.

     222 Partners, Inc. was formed in September, 1986 and serves as general partner for several other real estate investment limited partnerships. The directors of 222 Partners, Inc. are W. Gerald
Ezell, Steven D. Ezell, and Michael A. Hartley.

W. Gerald Ezell

     W. Gerald Ezell, age 68, serves on the Board of Directors of 222 Partners, Inc. Until November, 1985, Mr. Ezell had been for over 20 years an agency manager for Fidelity Mutual Life Insurance Company and a registered securities principal of Capital Analysts Incorporated, a wholly owned subsidiary of Fidelity Mutual Life Insurance Company.

Item 11.  Executive Compensation

     During 1998, Registrant was not required to and did not pay remuneration to any executives, partners of the General Partner or any affiliates, except as set forth in Item 13 of this report, "Certain Relationships and Related Transactions."

     The General Partner does participate in the Profits, Losses and Distributions of the Registrant as set forth in the Partnership Agreement.

Item 12.  Security Ownership of Certain Beneficial Owners and
Management

     As of February 28, 1999 no person or "group" (as that term is used in Section 3(d) (3) of the Securities Exchange Act of 1934) was known by the Registrant to beneficially own more than five percent of the Units of Registrant.

     As of the above date, the Registrant knew of no officers or directors of 222 Partners, Inc. that beneficially owned any of the units of the Registrant.

     There are no arrangements known by the Registrant, the operation of which may, at a subsequent date, result in a change in control of the Registrant.

Item 13.  Certain Relationships and Related Transactions

     During 1998, no affiliated entities have earned compensation for services from the Registrant in excess of $60,000. For a listing of all miscellaneous transactions with affiliates which were less than $60,000 refer to Note 2 to the Financial Statements in Item 8.

     The Registrant loaned $4,700,000 to Raines Road, L.P., an affiliated partnership, during 1989. Accrued interest on such loan at December 31, 1998 was $2,513,634.

                             PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on
Form 8-K

(a)     (1) Financial Statements
            See Financial Statements Index in Item 8 hereof.

        (2) Financial Statement Schedule
            See Financial Statement Schedule Index at page 27 hereof.

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

        27  Financial Data Schedule

(b)    No reports on Form 8-K have been filed during the last
            quarter of 1998.

Financial Statement Schedule Filed Pursuant to Item 14(a)(2):

                      RAINES LENDERS, L.P.
                     (A Limited Partnership)

                     ADDITIONAL INFORMATION
                       FOR THE YEARS ENDED
                DECEMBER 31, 1998, 1997 AND 1996


                              INDEX

                                                          Page
                                                          Number

Additional financial information furnished pursuant to the requirements of Form 10-K:

Financial Statement Schedule -

       Independent Auditors' Report                       S-1
       Schedule IV - Mortgage Loans on Real Estate        S-2

Financial Statements of Properties Securing
       Mortgage Loans - Raines Road, L.P

       Independent Auditors' Report                       M-1
       Balance Sheets                                     M-2
       Statements of Operations                           M-3
       Statements of Partners' Deficit                    M-4
       Statements of Cash Flows                           M-5
       Notes to Financial Statements                      M-6

All other Schedules have been omitted because they are inapplicable, not required or the information is included in the Financial Statements or notes thereto.

                  Independent Auditors' Report

The Partners
Raines Lenders, L.P.

Under date of January 22, 1999, we reported on the balance sheets of Raines Lenders, L.P. as of December 31, 1998 and 1997, and the related statements of operations, partners' equity, and cash flows for each of the years in the three-year period ended December 31, 1998. These financial statements and our report thereon are included elsewhere herein. In connection with our audits of the aforementioned financial statements, we have also audited the related financial statement schedule information as listed in the accompanying index. This financial statement schedule is the responsibility of the Partnership's management. Our responsibility is to express an opinion on this financial statement schedule based on our audit.

In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.





                                            KPMG LLP


Nashville, Tennessee
January 22, 1999

                           Schedule IV

                      RAINES LENDERS, L.P.
                     (A Limited Partnership)

                  Mortgage Loans on Real Estate
                        December 31, 1998

                                                                   Principal
                                                                      amount
                                                                      of
                                                                      loan
                                                                      subject
                                                                      to
                                                            Carrying  delin-
                                                  Face      amount    quent
                        Final   Periodic          amount    of        prin-
            Interest  maturity  payment    Prior  of        mortgage  cipal
or
Description   rate      date      terms    liens  mortgage
interest
   _________     _____     _____     ____     ___    _____     _____    _____

Raines Road, L.P., an
affiliate*    12%       December  Upon the
                        31, 2001  sale of
                                  property    -   $4,700,000  $4,700,000  -0-

                           Schedule IV

                      RAINES LENDERS, L.P.
                     (A Limited Partnership)

                  Mortgage Loans on Real Estate (continued)
                        December 31, 1998

                                   1998        1997       1996

(1)  Balance at beginning of
       period                 $ 4,700,000   4,700,000   4,700,000
     Balance at end of period $ 4,700,000   4,700,000   4,700,000

(2)  Aggregate cost for Federal
       tax purposes           $ 4,302,126   4,302,126   4,302,126

*This represents a promissory note from Raines Road, L.P., an affiliate sharing the same General Partner. This note accrues simple interest at an annual rate of 12% plus additional interest equal to 50% of the "net revenues," as defined in the Participating
Loan Agreement. The note is secured by a mortgage on the land in Memphis, Tennessee held by the debtor, subject to a security interest in any unrestricted cash reserves or investment securities held by the debtor. At December 31, 1998, interest of $2,513,634 was accrued on the promissory note. Also at December 31, 1998, a reserve for impairment was established in the amount of $1,580,711. Interest and principal payments become due upon the sale of the collateral or any portion thereof to the extent cash is available, but no later than December 31, 2001. See note 3 to the financial statements.

See accompanying independent auditors' report.

                  Independent Auditors' Report

The Partners
Raines Road, L.P.:

We have audited the accompanying balance sheets of Raines Road, L.P. (a limited partnership) as of December 31, 1998 and 1997, and the related statements of operations, partners' deficit, and cash flows for each of the years in the three-year period ended December 31, 1998. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Raines Road, L.P. at December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles.



                                           KPMG LLP


Nashville, Tennessee
January 22, 1999

                        RAINES ROAD, L.P.
                     (A Limited Partnership)

                         Balance Sheets

                   December 31, 1998 and 1997


            Assets                            1998        1997
Cash (note 5)                         $     114,342      98,678
Restricted cash (note 3)                    140,769     380,198
Accounts receivable from affiliate(note 2)    5,000        -
Land and land improvements held for
    investment (notes 4 and 5)            5,599,928   5,632,923

         Total assets                 $   5,860,039   6,111,799

     Liabilities and Partners' Deficit

Liabilities:

Note payable - affiliate (note 5)     $   4,700,000   4,700,000
Accrued interest payable to
   affiliate (note 5)                     3,077,634   2,524,934
Accounts payable                                  -     221,982
Accrued property taxes                      133,500      60,960

           Total liabilities              7,911,134   7,507,876

Partners' deficit:
  Limited partners (1,875 units
    outstanding)                         (2,051,095) (1,396,077)
  General partner                                 -           -

            Total partners' deficit      (2,051,095) (1,396,077)

Commitments and contingencies
     (notes 2,3 and 5)

            Total liabilities and
              partners' deficit       $   5,860,039   6,111,799



See accompanying notes to financial statements.

                        RAINES ROAD, L.P.
                     (A Limited Partnership)

                    Statements of Operations

          Years ended December 31, 1998, 1997 and 1996

                                    1998       1997        1996

Revenues
     Land Sales -
     Gross Proceeds          $        -     2,220,000        -

Cost of land and
improvements sold(note 3)         (32,995)  1,448,336        -
 Closing Costs (note 2)               -       142,945        -

     Gain on land sales            32,995     628,719        -

     Interest                      11,401      25,408      11,266
     Miscellaneous                  2,350           -        -
        Total revenues             46,746     654,127      11,266

Expenses:
     Interest expense (note 5)    564,000     564,000     568,571
      Property taxes              114,724      66,478      40,087
      General and administrative    2,911      15,768      20,331
      Legal and accounting
       (note 2)                    17,129      12,658      16,605
      Amortization                   -           -          7,981
      Architect & engineering fees   -            850       2,725
      Property management fee
       (note 2)                     3,000       3,000       3,000

        Total expenses            701,764     662,754     659,300

        Net loss             $   (655,018)     (8,627)   (648,034)

     Net loss allocated to:

       General partner       $          -           -         -
        Limited partners     $   (655,018)    ( 8,627)   (648,034)

     Net loss per limited
       partner unit          $    (349.34)      (4.60)    (345.62)

     Weighted average units
       outstanding                  1,875       1,875       1,875
            See accompanying notes to financial statements.

                        RAINES ROAD, L.P.
                     (A Limited Partnership)

            Statements of Partners' Deficit

          Years ended December 31, 1998, 1997 and 1996

                          Limited            General
                         partners            partner       Total
                      Units      Amounts

Balance at
  December 31, 1995   1,875  $ (739,416)        -      (739,416)

  Net loss              -      (648,034)        -      (648,034)

  December 31, 1996   1,875  (1,387,450)        -    (1,387,450)

  Net loss              -        (8,627)        -        (8,627)

Balance at
 December 31, 1997   1,875   (1,396,077)        -    (1,396,077)

  Net Loss              -      (655,018)        -      (655,018)

Balance at
  December 31, 1998
                     1,875  $(2,051,095)        -    (2,051,095)




See accompanying notes to financial statements.

                        RAINES ROAD, L.P.
                     (A Limited Partnership)

                    Statements of Cash Flows
          Years ended December 31, 1998, 1997 and 1996

                                   1998        1997       1996

Cash flows from operating activities:
  Net loss                   $  (655,018)     (8,627)  (648,034)
 Adjustments to reconcile net
    loss to net cash provided
    (used) by operating activities:
      Amortization                  -           -         7,981
      Cost of land and improvements held for
          investment(note 3)      32,995  (1,224,398)      (635)
      Cost of land and
       improvements sold            -      1,448,336       -
      Decrease (increase) in
         restricted cash         239,429    (223,957)      (554)
      Increase in accounts receivable
         from affiliate           (5,000)       -          -
      Increase (decrease) in accrued
         interest payable        552,700    (170,500)   561,580
      Increase (decrease) in
         accounts payable       (221,982)    217,126      3,621
      Increase in accrued
         property taxes           72,540      19,065     41,895

        Net cash provided (used)
          by operating activities 15,664      57,045    (34,146)

Cash flows from financing activities-
      Payment of note
        payable-private             -           -      (100,000)

        Net increase (decrease)
          in cash                 15,664      57,045   (134,146)
Cash at beginning of year     $   98,678      41,633    175,779
Cash at end of year           $  114,342      98,678     41,633

Supplemental Disclosures of Cash Flow Information:

       Cash paid for interest  $  11,300     734,500      6,991



See accompanying notes to financial statements.

                        RAINES ROAD, L.P.
                     (A Limited Partnership)

                  Notes to Financial Statements

                   December 31, 1998 and 1997

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

     (d)  Land and Improvements Held for Investment

          Land and improvements held for investment are recorded at cost and include approximately 200 acres at December 31, 1998 and 1997. Interest expense on the note payable to affiliate insurance and property taxes were capitalized as carrying costs of the property during the development period. M-6
                        RAINES ROAD, L.P.
                     (A Limited Partnership)

                  Notes to Financial Statements


(1)  Summary of Significant Accounting Policies (continued)

     (d)  Land and Improvements Held for Investment(continued)

          Costs to hold land, including interest, insurance, and property taxes are charged to expense once the develop-ment of the property is substantially complete. Land improvement costs incurred and capitalized include development costs expended subsequent to the acquisition of a tract of land.

          The Partnership adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" in 1996.
          SFAS No. 121 requires that long-lived assets to be disposed of be reported at the lower of the carrying amount or fair value less estimated costs to sell. The fair value of the assets can be determined externally, using appraisals, or internally using discounted future net cash flows. If such assets are considered impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets less estimated costs to sell. Impairment is recognized through the establishment of an allowance for impairment with a corresponding charge to operations. Losses upon the sale of the assets are charged to the allowance. Based upon management's analysis of discounted future net cash flows, the Partnership's land and improvements held for investment does not meet definitions of impairment under SFAS No.
          121. Accordingly, land held for investment is recorded at cost with no allowance for impairment necessary. The adoption of SFAS No. 121 did not have an impact on the Partnership's financial position, results of operations, or liquidity.

                        RAINES ROAD, L.P.
                     (A Limited Partnership)

                  Notes to Financial Statements

(1)  Summary of Significant Accounting Policies (continued)

     (e)  Income Recognition

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

     (g)  Partnership Allocations(continued)

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

          Cumulative unpaid preferred returns are $2,137,500 and $1,912,500 at December 31, 1998 and 1997, respectively.

                        RAINES ROAD, L.P.
                     (A Limited Partnership)
                  Notes to Financial Statements

(1)  Summary of Significant Accounting Policies (continued)
     (h)  Comprehensive Income

          Effective January 1, 1998, the Partnership adopted SFAS No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements and requires that all components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income is defined as the change in equity of a business enterprise, during a period, associated with transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. During the years ended December 31, 1998 and 1997, the Partnership had no components of other comprehensive income. Accordingly, comprehensive income for each of the years was the same as net loss.

(2)  Related Party Transactions

          The General Partner and its affiliates have been actively involved in managing the Partnership. Affiliates of the General Partner receive fees and commissions for performing certain services. Expenses incurred for these services are as follows:
                                1998        1997        1996
Accounting fees              $  2,100       2,100       2,100
Property management fee         3,000       3,000       3,000
Real estate sales commission     -         88,000        -
     Accounts receivable
       from affiliate                5,000        -           -

(3)  Restricted Cash

          At December 31, 1998 and 1997, the Partnership had restricted cash balances of $140,769 and $380,198, respectively, to be used to fund property improvements consisting of road and utility work. In 1998, the Partnership received excess escrowed development funds from the escrow agent. The development payable related to these escrowed funds, also overestimated, was reduced by the excess cash received. Cost of land sold and land improvements, also effected by this development, was reduced. This restricted cash securs a letter of credit in the same amount to ensure that the required
          developments are made.   M-10
                        RAINES ROAD, L.P.
                     (A Limited Partnership)

                  Notes to Financial Statements

(4)  Land and Improvements Held for Investment

          The components of land and improvements held for investment at December 31, are as follows:
                                            1998        1997
            Land and carrying costs     $ 3,947,078    3,947,078
            Land improvements             1,652,850    1,685,845

                                        $ 5,599,928    5,632,923

          Aggregate cost of land and improvements held for investment for federal income tax purposes was $7,392,325 and $7,430,492 at December 31, 1998 and 1997,
          respectively.

(5)  Note Payable - Affiliate

          The note payable to affiliate represents a $4,700,000 note payable to Raines Lenders, L.P. (Lender), an affiliate sharing the same General Partner. The note accrues simple interest at an annual rate of 12% plus additional interest equal to 50% of "net revenues", as defined in the Participating Loan Agreement. The note is secured by a mortgage on land and improvements held for investment by the Partnership and by a security interest in any cash reserves or investment securities held by the Partnership. Interest and principal payments become due upon the sale of the collateral or any portion thereof to the extent cash is available, but no later than December 31, 2001. In 1998, there were no land sales and the Partnership paid $11,300 in interest payments to the Lender. In 1997, the Partnership sold 26.6 acres of land, receiving net proceeds of $628,719 and paid $734,500 in interest payments to the Lender.
          Due to anticipated future requirements for additional development and operations, the Partnership retained certain proceeds from sales and did not pay the additional amounts of interest and/or applicable principal balance to the Lender. The Partnership's and Lender's joint general partner believes that retaining sales proceeds for development and distributing only net available cash to the Lender was contemplated by the note agreement. However, the note agreement does not

                        RAINES ROAD, L.P.
                     (A Limited Partnership)

                  Notes to Financial Statements

(5)  Note Payable - Affiliate(continued)

          explicitly authorize this use of funds; therefore, this treatment could constitute a default on the note agreement. In such an event, Lender is required to foreclose the note and accelerate the amounts due. To date, the Lender has not foreclosed or accelerated the amounts due under the note agreement. Of the $4,700,000 total principal balance outstanding, the applicable principal balance due to Lender is $1,677,707 at December 31, 1998 and 1997.

          Interest expense associated with the note payable to affiliate in 1998, 1997, and 1996 was $564,000.

(6)  Fair Value of Financial Instruments

          At December 31, 1998 and 1997, the Partnership had financial instruments including cash, restricted cash, accrued interest payable, accounts payable, accrued property taxes, and notes payable. The carrying amounts of cash, restricted cash, accounts payable, and accrued property taxes approximate their fair value because of the short maturity of those financial instruments.

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

                                   RAINES LENDERS, L.P.
                                   By:  222 Raines, Ltd.
                                        General Partner

DATE:  March 31, 1999              By:  /s/ Steven D. Ezell
                                        General Partner

DATE:  March 31, 1999              By:  /s/ Michael A. Hartley
                                        General Partner

                                   By:  222 Partners, Inc.
                                        General Partner

DATE:  March 31, 1999                   By:  /s/ Michael A. Hartley
                                        Secretary/Treasurer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                                   RAINES LENDERS, L.P.
                                   By:  222 Raines, Ltd.
                                        General Partner

DATE:  March 31, 1999              By:  /s/ Steven D. Ezell
                                        General Partner

DATE:  March 31, 1999              By:  /s/ Michael A. Hartley
                                        General Partner

                                   By:  222 Partners, Inc.
                                        General Partner

DATE:  March 31, 1999                   By:  /s/ Michael A. Hartley
                                        Secretary/Treasurer

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