Form 10-Q
period 1999-03-31
RAINES LENDERS L P
filed 1999-05-14
CIK 845399

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

For the period ended March 31, 1999

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

             Item 1. Financial Statements


                 RAINES LENDERS, L.P.
           (A Delaware Limited Partnership)


                 FINANCIAL STATEMENTS
       FOR THE THREE MONTHS ENDED MARCH 31, 1999 and 1998



                         INDEX


  Financial Statements

       Balance Sheets                                 3
       Statements of Operations                       4
       Statements of Cash Flows                       5
       Notes to Financial Statements                  6

                 RAINES LENDERS, L.P.
                (A Limited Partnership)


                    BALANCE SHEETS
                      (Unaudited)

                        ASSETS


                                    March 31,    December 31,
                                      1999           1998
CASH                                $      37            362
NOTE RECEIVABLE FROM AFFILIATE      4,700,000      4,700,000
INTEREST RECEIVABLE FROM AFFILIATE,
  net of allowance for impairmant of
  $1,580,711                          924,623        927,923
LOAN COSTS, less accumulated
  amortization of $175,261
  in 1999 and $170,814 in 1998         55,989         60,436

       Total Asssets              $ 5,680,649      5,688,721
                                    =========      =========


           LIABILITIES AND PARTNERS' EQUITY

PARTNERS' EQUITY:

  Limited Partners (5,625 units
    outstanding)                 $  5,680,649   $  5,688,721
  General Partner                         -             -

    Total Partners'equity           5,680,649      5,688,721

       Total Liabilities &
       Partners' Equity        $    5,680,649      5,688,721
                                    =========      =========


              See accompanying notes to financial statements.

/TABLE

                 RAINES LENDERS, L.P.
                (A Limited Partnership)

               STATEMENTS OF OPERATIONS
                      (Unaudited)

                            Three months ended
                                 March 31,
                              1999       1998
REVENUES:

  Interest  Income        $   -     $ 141,340

EXPENSES:

  Legal & Accounting        1,275       6,300
  Mortgage Servicing Fee    2,250       2,250
  General & Administration    100         272
  Amortization              4,447       4,447

       Total Expenses       8,072      13,269

       NET INCOME (LOSS) $ (8,072)   $128,071
                          ========   ========




















           See accompanying notes to financial statements
/TABLE

                 RAINES LENDERS, L.P.
                (A Limited Partnership)

               STATEMENTS OF CASH FLOWS
                      (Unaudited)
                                      Three months ended
                                           March 31,
                                      1999           1998
Cash flows from Operating Activities:

Net Income (Loss)                   $ (8,072)      $128,071
Adjustments to reconcile Net Income
  (Loss) to Net Cash used in Operating
  Activities:

     Amortization                      4,447          4,447
     Decrease (Increase) in Interest
       Receivable from Affiliate       3,300       (141,000)
     Increase in Accounts Payable        -            1,472

Net cash used in Operating Activities   (325)        (7,010)

NET DECREASE IN CASH                    (325)        (7,010)

CASH AT JANUARY 1,                       362          9,092

CASH AT MARCH 31,                    $    37        $ 2,082
                                      =======       =======









          See accompanying notes to financial statements.
/TABLE

                 RAINES LENDERS, L.P.
                (A Limited Partnership)
           NOTES TO THE FINANCIAL STATEMENTS
 For the Three Months Ended March 31, 1999 AND 1998
                      (Unaudited)

A.   ACCOUNTING POLICIES

  The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Form 10-K for the year ended December 31, 1998. In the opinion of management such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to summarize fairly the Partnership's financial position and results of operations. The results of operations for the three month period ended March 31, 1999 may not be indicative of the results that may be expected for the year ending
December 31, 1999.

B.   RELATED PARTY TRANSACTIONS

  The General Partner and its affiliates have been actively involved in managing the Partnership, and complying with the terms of the Lender Financing.
Compensation earned for these services were as follows:

                              1999       1998
Mortgage Servicing Fee      $2,250     $2,250
Accounting Fees                400          -

                 RAINES LENDERS, L.P.
                (A Limited Partnership)
           NOTES TO THE FINANCIAL STATEMENTS
       For the Three Months Ended March 31, 1999
       (continued)    (Unaudited)

C.   COMPREHENSIVE INCOME

During the three month periods ended March 31, 1999, and 1998, the Partnership had no components of other comprehensive income.
Accordingly, comprehensive income for each of the periods was the same as net income (loss).

Item 2.Management's Discussion and Analysis of Financial
Condition and Results of Operations


Results of Operations for the Quarter Ended March 31,
1999.

The Partnership's primary business is to lend monies to Raines Road, L.P. ("the Borrower"). The Registrant continues its policy begun in 1998 of not recognizing interest income for financial reporting purposes on the Lender Financing. The Lender financing has been placed on non-accrual status in accordance with the Registrant's policy for impaired notes. These adjustments to interest income and the receivable balance are for financial reporting purposes only. Interest income continues to recognized for tax and loan payment purposes. There are no interest or principal payments due to the Partnership until the Property securing the Partnership's loan or portions thereof are sold, or December 31, 2001, whichever is earlier.

Due to the nature of the Registrant, all activity is a result of transactions in Raines Road, L.P., the loan holder. The Borrower had no property sales during the first quarter of 1999. The cumulative applicable principal balance unpaid as of March 31, 1999 is $1,677,707 and is payable from future sales proceeds after all accrued interest is paid.

Except for the decrease in interest, operations of the Registrant are minimal and have remained comparable to prior quarters.

Financial Condition and Liquidity

  As of March 31, 1999,the Registrant had $37 in cash reserves. This balance is not sufficient to meet the operating needs of the Registrant. Unless the Borrower makes a payment from sale proceeds or released cash reserves on the Lender Financing to provide the Registrant with sufficient operating funds, the General Partner will assist the Registrant in meeting operational needs through affiliated loans.

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

  (a)  Exhibits

       Exhibit 27 - Financial Data Schedule for the
       First Quarter of 1999

  (b)  No 8-K's have been filed during this quarter.

                      SIGNATURES


Pursuant to the requirements of the Securities Exchange
Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              RAINES LENDERS, L.P.

                              By:  222 RAINES LTD.
                                   General Partner



Date:  May 15, 1999           By:  /s/ Steven D. Ezell
                                   General Partner



                              By:  222 PARTNERS, INC.
                                   General Partners



Date:  May 15, 1999           By:  /s/ Michael A. Hartley
                                   Secretary/Treasurer