Form 10-Q
period 1999-06-30
RAINES LENDERS L P
filed 1999-08-13
CIK 845399

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

     For the period ended June 30, 1999

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


                      FINANCIAL STATEMENTS
    FOR THE THREE AND SIX MONTHS ENDED June 30, 1999 AND 1998



                              INDEX


      Financial Statements

           Balance Sheets                  3
           Statements of Operations        4
           Statements of Cash Flows        5
           Notes to financial statements   6

                           RAINES LENDERS, L.P.
                         (A Limited Partnership)


                              BALANCE SHEETS
                                (Unaudited)

                                  ASSETS

                                    June 30,   December 31,
                                     1999          1998
CASH                               $      137  $       362

NOTE RECEIVABLE FROM AFFILIATE      4,700,000    4,700,000

INTEREST RECEIVABLE FROM AFFILIATE,
net of allowance for impairment of
$1,580,711                            930,123      927,923

OTHER RECEIVABLES FROM AFFILIATE        8,000            -

LOAN COSTS, less accumulated
amortization of $179,708 in 1999
and $170,814 in 1998                   51,542       60,436

           Total Assets            $5,681,802  $ 5,688,721
                                    =========   ==========



              LIABILITIES AND  PARTNERS' EQUITY

LIABILITIES:

     ACCOUNTS PAYABLE              $    6,400            -

     LOAN PAYABLE TO AFFILIATE         16,500            -

     TOTAL LIABILITIES                 22,900            -


PARTNERS' EQUITY:

     Limited Partners (5,625
     Units Outstanding)             5,665,302    5,688,721

     General partner                        -            -

     Total Partners' Equity         5,665,302    5,688,721

     Total Liabilities &
     Partners' Equity             $ 5,681,802   $5,688,721
                                    =========   ==========







               See accompanying notes to financial statements.

                           RAINES LENDERS, L.P.
                          (A Limited Partnership)

                          STATEMENT OF OPERATIONS
                                (Unaudited)

                      THREE MONTHS ENDED  SIX MONTHS ENDED
                                   June 30,
                      1999      1998     1999      1998
REVENUES:

Interest income       $  -    141,000        -  $ 282,340

EXPENSES:

Legal & Accounting     8,471    4,448    9,746     10,748
Mortgage Servicing Fee 2,250    2,250    4,500      4,500
General and
  Administrative         179        -      279        272
Amortization           4,447    4,447    8,894      8,894
                      -----     -----     -----    ------
Total Expenses        15,347   11,145   23,419     24,414

NET (LOSS) INCOME   $(15,347) 129,855  (23,419)   257,926
                     =======  =======   =======   =======

Net (Loss) Income per limited
   partner unit     $  (2.73)   23.08   (4.16)      45.85










               See accompanying notes to financial statements

                        RAINES LENDERS, L.P.
                       (A Limited Partnership)

                      STATEMENTS OF CASH FLOWS
                            (Unaudited)
                                    SIX MONTHS ENDED
                                        June 30,
                                     1999      1998
Cash flows from Operating Activities:

Net (Loss) Income                $  (23,419)  257,926
Adjustments to reconcile Net (Loss) Income
to Net Cash used in Operating Activities:

      Increase in Loan Payable
        to affiliate                 16,500         -
      Amortization                    8,894     8,894
      Increase in Interest
        Receivable from affiliate    (2,200) (275,500)

Net cash used Operating Activities     (225)   (8,680)

NET DECREASE IN CASH                   (225)   (8,680)


CASH AT JANUARY 1,                      362     9,092

CASH AT JUNE 30,                     $  137       412





           See accompanying notes to financial statements.

                      RAINES LENDERS, L.P.
                     (A Limited Partnership)

                NOTES TO THE FINANCIAL STATEMENTS

             For the Six Months Ended June 30, 1999
                           (Unaudited)


     A.    ACCOUNTING POLICIES

      The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Form 10-K for the year ended December 31, 1998. In the opinion of management such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to summarize fairly the Partnership's financial position and results of operations. The results of operations for the six month period ended June 30, 1999 may not be indicative of the results that may be expected for the year ending December 31, 1999.


     B.    RELATED PARTY TRANSACTIONS

      The General Partner and its affiliates have been actively involved in managing the Partnership, and complying with the terms of the Lender Financing. Compensation earned for these services were as follows:

                                      1999      1998

           Mortgage Servicing Fee   $ 4,500   $4,500

           Accounting Fees          $ 1,800   $2,000


     C.   COMPREHENSIVE INCOME

      During the three and six month periods ended June 30, 1999, and 1998, the Partnership had no components of other comprehensive income. Accordingly, comprehensive income for each of the periods was the same as net income(loss).

     Item 2.    Management's Discussion and Analysis of
                Financial Condition and Results of Operations

Results of Operations for the Quarter Ended June 30,
1999.

The Partnership's primary business is to lend monies to Raines Road, L.P. ("the Borrower"). The Registrant continues its policy implemented in 1998 of not recognizing interest income for financial reporting purposes on the Lender Financing. The Lender financing has been placed on non-accrual status in accordance with the Registrant's policy for impaired notes. Interest income continues to recognized for tax and loan payment purposes. There are no interest or principal payments due to the Partnership until the Property securing the Partnership's loan or portions thereof are sold, or December 31, 2001, whichever is earlier.

Due to the nature of the Registrant, all activity is a result of transactions in Raines Road, L.P., the borrower. The Borrower had no property sales during the first six months of 1999. The cumulative applicable principal balance unpaid as of June 30, 1999 is $1,677,707 and is payable from future sales proceeds after all accrued interest is paid.

Except for the decrease in interest income, operations of the Registrant are minimal and have remained comparable to prior quarters.

Financial Condition and Liquidity

  As of June 30, 1999,the Registrant had $137 in cash reserves. This balance is not sufficient to meet the operating needs of the Registrant. Unless the Borrower makes a payment from sale proceeds or released cash reserves on the Lender Financing to provide the Registrant with sufficient operating funds, the General Partner will assist the Registrant in meeting operational needs through affiliated loans as it has done in the recent past.

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

The failure to correct a material Year 2000 problem could result in an interruption in, or failure of, certain normal business activities or operations. Such failures could materially and adversely affect the Partnership's operations, liquidity and financial condition. Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of third-party suppliers and customers, the Partnership is unable to determine at this time whether the consequences of Year 2000 failures will have a material impact on the Partnership's operations, liquidity or financial condition.

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


                                  RAINES LENDERS, L.P.

                                  By:  222 RAINES LTD.
                                      General Partner



     Date:  August 13, 1999       By:  /s/ Steven D. Ezell
                                      General Partner



                                  By: 222 PARTNERS, INC.
                                      General Partners



     Date:  August 13, 1999       By: /s/ Michael A. Hartley
                                       Secretary/Treasurer