Form 10-Q
period 1999-09-30
RAINES LENDERS L P
filed 1999-11-12
CIK 845399

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

      For the period ended September 30, 1999

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


                     FINANCIAL STATEMENTS
 FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998



                             INDEX


           Financial Statements

           Balance Sheets                           3
           Statements of Operations                 4
           Statements of Cash Flows                 5
           Notes to Financial Statements            6

                         RAINES LENDERS, L.P.
                       (A Limited Partnership)


                            BALANCE SHEETS
                             (Unaudited)

                                ASSETS


                                   September 30,  December 31,
                                       1999          1998
     CASH                           $      887   $      362
     NOTE RECEIVABLE FROM AFFILIATE  4,700,000    4,700,000
     INTEREST RECEIVABLE
      FROM AFFILIATE-net of allowance
      for impairment of $1,580,711     927,923      927,923
     ADVANCE TO AFFILIATE                7,300         -
     LOAN COSTS, less accumulated
      amortization of $184,155 in
      1999 and $170,814 in 1998         47,095       60,436

           Total Assets             $5,683,205   $5,688,721
                                    ==========    =========



                    LIABILITIES AND PARTNERS' EQUITY

       LIABILITIES:
          Loan Payable To
          Affiliate                 $   25,000   $       -

       PARTNERS' EQUITY:

       Limited Partners (5,625 units
         outstanding)                5,658,205    5,688,721
       General Partners                   -            -

         Total Partners' equity      5,658,205    5,688,721

       TOTAL LIABILITIES AND
       PARTNERS' EQUITY             $5,683,205   $5,688,721
                                     =========    =========



                  See notes to financial statements.

                         RAINES LENDERS, L.P.
                       (A Limited Partnership)

                       STATEMENTS OF OPERATIONS
                             (Unaudited)

                              Three Months Ended  Nine Months Ended
                                           September 30,

                               1999      1998     1999     1998
     REVENUES:

      Interest             $      -    $141,000 $     -  $423,340

     EXPENSES:

      Legal & Accounting        400         400   10,146   11,148
      Mortgage Servicing
           Fee                2,250       2,250    6,750    6,750
      General and
      Administrative           -           -         279      272
      Amortization            4,447      4,447    13,341   13,341
                              -----      -----     -----   ------
      Total Expenses          7,097      7,097    30,516   31,511

     NET (LOSS) INCOME     $ (7,097)  $133,903 $ (30,516)$391,829

     Net (Loss) Income per limited
          partner unit     $  (1.26)   $ 23.80   $ (5.43) $ 69.66



              See Notes to Financial Statements


                         RAINES LENDERS, L.P.
                       (A Limited Partnership)

                       STATEMENTS OF CASH FLOWS
                             (Unaudited)
                                       Nine Months Ended
                                         September 30,
                                       1999      1998
     Cash flows from Operating Activities:

     Net (Loss) Income             $ (30,516)   $391,829
     Adjustments to reconcile
     Net (Loss) Income to Net Cash
      provided by (used in)
      Operating Activities:

        Amortization                  13,341      13,341
        (Increase) decrease in
        Interest Receivable from
        affiliate                       -       (414,200)
                                    --------     -------

     Net cash used in Operating
       Activities                    (17,175)     (9,030)

    Cash flows from Financing Activities:

        Increase in Loan Payable to
          affiliate                   25,000         -
        Advance to affiliate          (7,300)        -

       Net cash provided by Financing
        Activities                    17,700         -

     NET INCREASE (DECREASE)
     IN CASH                             525      (9,030)

     CASH AT JANUARY 1,                  362       9,092

     CASH AT SEPTEMBER 30,          $    887    $     62
                                       ======     ======



                  See notes to financial statements.

                          RAINES LENDERS, L.P.
                         (A Limited Partnership)
                     NOTES TO FINANCIAL STATEMENTS
  For the Three and Nine Months Ended September 30,1999 and 1998
                             (Unaudited)
 A.   ACCOUNTING POLICIES

      The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Form 10-K for the year ended December 31, 1999. In the opinion of management such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to summarize fairly the Partnership's financial position and results of operations. The results of operations for the nine month period ended September 30, 1999 may not be indicative of the results that may be expected for the year ending December 31, 1998.

 B.   RELATED PARTY TRANSACTIONS

      The General Partner and its affiliates have been actively involved in managing the Partnership, and complying with the terms of the Lender Financing as described in the Prospectus dated April 3, 1989. Compensation earned for these services were as follows:

                                        1999       1998
           Mortgage Servicing Fee     $ 6,750     $6,750
           Accounting Fees            $ 2,200     $2,400

 C.  COMPREHENSIVE INCOME

     During the three and nine month periods ended September 30, 1999, and 1998, the Partnership had no components of other comprehensive income. Accordingly, comprehensive income (Loss) for each of the periods was the same as net income (Loss).

 Item 2.    Management's Discussion and Analysis of
            Financial Condition and Results of Operations

Results of Operations for the Quarter Ended September 30,
1999.

The Partnership's primary business is to lend monies to Raines Road, L.P. ("the Borrower"). The Registrant continues its policy implemented in 1998 of not recognizing interest income for financial reporting purposes on the Lender Financing. The Lender financing has been placed on non-accrual status in accordance with the Registrant's policy for impaired notes. Interest income continues to be recognized for tax and loan payment purposes. There are no interest or principal payments due to the Partnership until the Property securing the Partnership's loan or portions thereof are sold, or December 31, 2001, whichever is earlier.

Due to the nature of the Registrant, all activity is a result of transactions in Raines Road, L.P., the borrower. The Borrower had no property sales during the first nine months of 1999. The cumulative applicable principal balance unpaid as of September 30, 1999 is $1,677,707 and is payable from future sales proceeds after all accrued interest is paid.

Except for the decrease in interest income, operations of the Registrant are minimal and have remained comparable to prior quarters.

Financial Condition and Liquidity

  As of September 30, 1999,the Registrant had $887 in cash reserves. This balance is not sufficient to meet the operating needs of the Registrant. Unless the Borrower makes a payment from sale proceeds or released cash reserves on the Lender Financing to provide the Registrant with sufficient operating funds, the General Partner will assist the Registrant in meeting operational needs through affiliated loans. As of September 30, 1999 these affiliated loans totalled $25,000.

Year 2000

In 1998, the Partnership initiated a plan ("Plan") to identify, and remediate "Year 2000" issues within each of its significant computer programs and certain equipment which contain microprocessors. The Plan is addressing the issue of computer programs and embedded computer chips being unable to distinguish between the year 1900 and the year 2000, if a program or chip uses only two digits rather than four to define the applicable year.
The Partnership has divided the Plan into five major phases-assessment, planning, conversion, implementation and testing. After completing the assessment and planning phases earlier year, the Partnership is currently in the conversion, implementation, and testing phases. Systems which have been determined not to be Year 2000 compliant are being either replaced or reprogrammed, and thereafter tested for Year 2000 compliance. Contingency plans are being developed in the event that any critical system is not compliant.

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


                                  RAINES LENDERS, L.P.

                                  By:  222 RAINES LTD.
                                      General Partner



 Date:  November 11, 1999         By:  /s/ Steven D. Ezell
                                      General Partner



                                  By: 222 PARTNERS, INC.
                                      General Partners



 Date:  November 11, 1999         By: /s/ Michael A. Hartley
                                        Secretary/Treasurer