Form 10-K405
period 1999-12-31
RAINES LENDERS L P
filed 2000-04-14
CIK 845399

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-K

(Mark One)
[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
[Fee Required]
                    For the fiscal year ended

                     December 31, 1999

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

     Due to changes in management's estimates as a result of changes in general economic conditions relating to the property securing the Lender Financing, during the fourth quarter of 1998, the Registrant established an impairment reserve against the balance due on the Lender financing and reversed all interest previously taken into income in 1999. The Lender financing has been placed on non-accrual status in accordance with the Registrant's policy for impaired notes. For further discussion regarding the Registrant's policy for impaired notes, refer to Note 1(d) of the Financial Statements included herein. This policy was accepted upon the recommendation of the Registrant's principal accountants. These adjustments to interest income and the receivable balance are for financial reporting purposes only. Interest income of approximately $564,000 a year will be recognized for loan payment purposes.

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

     Primary competition comes from several industrial parks in the airport sub-market, each offering similar pricing to the Registrant. The General Partner believes that the Property is competitive due to its location, access and low costs of development.

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

As of February 28, 2000, there were 503 holders of record of the Units of Limited Partnership Interests.

     On June 20, 1997, the Registrant distributed $703,125 to the limited partners or $125 per unit. This distribution was made from payments received on the Lender Financing. There were no distributions made in 1999 or 1998. Other than liquidity constraints, there are no material restrictions upon the Registrant's present or future ability to make distributions in accordance with the provisions of Registrant's Limited Partnership Agreement.

Item 6.  Selected Financial Data

                          For the Year Ended
                             December 31,

                     1999        1998       1997       1996       1995
Total Revenues-
  Interest          $  0         489     564,066    564,821    573,513
Net income(loss) (39,996) (1,623,529)    523,182    525,459    534,542
Net income (loss) per limited
  partner unit     (7.11)    (288.63)     91.75       93.41      94.02
Distributions per limited
  partner unit       -          -            125        -          100
Total assets   5,675,825   5,693,721   7,312,250  7,499,700  6,974,241
Note receivable
from affiliate 4,700,000   4,700,000   4,700,000  4,700,000  4,700,000
Interest receivable
from affiliate 2,513,634   2,513,634   2,524,934  2,695,434  2,131,434
Allowance for
impairment    (1,580,711) (1,580,711)        -         -           -

Item 7.  Management's Discussion and Analysis of Financial
Condition and Results of Operations

Results of Operations

     Due to the nature of the Registrant, the majority of its activity on a regular basis is to earn interest income. There are no interest payments due to the Registrant until the Property securing the Registrant's loan or portions thereof is sold, or until December 31, 2001, whichever is first. Due to changes in managements estimates as a result of changes in general economic conditions relating to the property securing the Lender Financing, during the fourth quarter of 1998, the Registrant established an impairment reserve against the balance due on the Lender financing and reversed all interest previously taken into income in 1998. The Lender financing has been placed on non-accrual status in accordance with the Registrant's policy for impaired notes. For further discussion regarding the Registrant's policy for impaired notes, refer to Note 1(d) of the Financial Statements included herein. This policy was accepted upon the recommendation of the Registrant's principal accountants. These adjustments to interest income and the receivable balance are for financial reporting purposes only. Interest income of approximately $564,000 a year will be recognized for loan payment purposes.

     Except for the above fluctuations, the operations of the Registrant have remained comparable through the years. The minimal level of operational expenses are expected to continue in the foreseeable future.

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

Financial Condition and Liquidity

     At February 28, 2000, the Registrant had approximately $6,841 available in funds to cover operating expenses for 2000. Operating expenses are primarily accounting fees which includes audit and tax, and mortgage servicing fees. The cash reserves are insufficient. If a sale of the property occurs, then funds may be available from a payment on the Lender Financing. The General Partner expects the Registrant to meet operational needs through affiliated loans if necessary.

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

Year 2000

In 1999, the Partnership initiated a plan ("Plan") to identify, and remediate "Year 2000" issues within each of its significant computer programs and certain equipment which contain microprocessors. The Plan addressed the issue of computer programs and embedded computer chips being unable to distinguish between the year 1900 and the year 2000, if a program or chip uses only two digits rather than four to define the applicable year. The Partnership divided the Plan into five major phases-assessment, planning, conversion, implementation and testing. The plan was completed in mid 1999. The total remediation costs for the plan were not material to the questions or liquidity of the partnerships. The registrant had no significant operational difficulties related to Year 2000 issues. Management does not expect any future issues or operational problems related to Year 2000 issues.
Item 8.  Financial Statement and Supplementary Data

                      RAINES LENDERS, L.P.
                     (A Limited Partnership)
                      FINANCIAL STATEMENTS
                  AS OF AND FOR THE YEARS ENDED
                  DECEMBER 31, 1999, 1998, 1997

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


                  Independent Auditors' Report

The Partners
Raines Lenders, L.P.:

We have audited the accompanying balance sheets of Raines Lenders, L.P. (a limited partnership) as of December 31, 1999 and 1998, and the related statements of operations, partners' equity, and cash flows for each of the years in the three-year period ended December 31, 1999. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Raines Lenders, L.P. at December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1999, in conformity with generally accepted accounting principles.



                                                KPMG LLP


Nashville, Tennessee
January 21, 2000

                               F-1

                      RAINES LENDERS, L.P.
                     (A Limited Partnership)

                         Balance Sheets

                   December 31, 1999 and 1998

          Assets                            1999           1998

Cash                                  $        254           362

 Note receivable from affiliate (note 3)  4,700,000    4,700,000

 Interest receivable
  from affiliate, net of
  allowance for impairment
  of $1,580,711 in 1999
  and 1998                                  932,923       932,923

Loan costs, less accumulated
  amortization of $188,602 and
  $170,814 in 1999 and 1998,
  respectively.                               42,648       60,436

     Total assets                     $    5,675,825    5,693,721

     Liabilities and Partners' Equity

    Liabilities

Due to affiliate (note 2)             $       27,100       5,000

    Partners' equity

Limited partners (5,625 units
        outstanding)                       5,648,725   5,688,721
General partner                                 -           -

    Total partners' equity                 5,648,725   5,688,721


Commitments and contingencies (note 2 and 3)

    Total liabilities and
                partners' equity              $    5,675,825    5,693,721



See accompanying notes to financial statements.

                               F-2


                      RAINES LENDERS, L.P.
                     (A Limited Partnership)

                     Statements of Operations

          Years ended December 31, 1999, 1998 and 1997


                                    1999       1998        1997

Revenue:
Interest Income (note 3)         $  -           489       564,066

Expenses:
   Mortgage servicing fee
     (note 2)                     9,000       9,000         9,000
   Legal and accounting
     fees (note 2)               12,520       14,548       11,876
   General and administrative       688       1,971         2,220
   Amortization                  17,788      17,788        17,788
   Bad debts                         -    1,580,711          -

      Total expenses             39,996   1,624,018        40,884

      Net income (loss)       $ (39,996) (1,623,529)      523,182

Net income (loss) allocated to:

   General Partner               $  -           -           7,102
   Limited Partner             $(39,996) (1,623,529)      516,080
   Net income (loss) per
     limited partner unit       $ (7.11)    (288.63)        91.75
   Weighted average
     units outstanding             5,625       5,625        5,625










See accompanying notes to financial statements.

                                    F-3


                      RAINES LENDERS, L.P.
                     (A Limited Partnership)

                 Statements of Partners' Equity

          Years ended December 31, 1999, 1998 and 1997


                            Limited          General
                           partners          partner       Total
                      Units      Amounts

Balance at
  December 31, 1996    5,625    $7,499,295        -     7,499,295

  Distributions to
    partners (note 4)    -        (703,125)     (7,102)  (710,227)
  Net income             -         516,080       7,102    523,182

Balance at
  December 31, 1997   5,625      7,312,250        -     7,312,250

  Net loss               -      (1,623,529)       -    (1,623,529)

Balance at
  December 31, 1998   5,625      5,688,721        -     5,688,721

  Net Loss               -         (39,996)       -       (39,996)

Balance at
  December 31, 1999  5,625     $5,648,725        -      5,648,725



  See accompanying notes to financial statements.

                                    F-4
                      RAINES LENDERS, L.P.
                     (A Limited Partnership)

                    Statements of Cash Flows

          Years ended December 31, 1999, 1998 and 1997

                                    1999        1998        1997

Cash flows from operating activities:

Net (loss) income             $ (39,996) (1,623,529)     523,182
Adjustments to reconcile
  net (loss) income to net
  cash (used in) provided by
  operating activities:
      Bad debt expense               -    1,580,711         -
      Amortization               17,788      17,788       17,788
      Decrease in interest
        receivable from affiliate   -        11,300       170,500
      Increase (decrease) in
        accounts payable         22,100       5,000         (405)

Net cash (used in) provided by
  by operating activities          (108)     (8,730)      711,065

Cash flows from financing
  activities
      Distribution to partners      -            -      (710,227)

Net (decrease)increase in cash     (108)     (8,730)         838

Cash at beginning of year           362       9,092        8,254
Cash at end of year               $ 254         362        9,092




See accompanying notes to financial statements.
                                    F-5

                      RAINES LENDERS, L.P.
                     (A Limited Partnership)
                  Notes to Financial Statements

                   December 31, 1999 and 1998

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

     (d)  Note Receivable from Affiliate

     The Partnership, considering current information and events regarding the borrower's ability to repay its obligations, considers a note to be impaired when it is probable that the Partnership will be unable to collect all amounts due according to the contractual terms of the note agreement. When a note is considered to be impaired, the amount of the impairment is measured based upon the estimated fair value of
                               F-6
                      RAINES LENDERS, L.P.
                     (A Limited Partnership)

                  Notes to Financial Statements

(1)  Summary of Significant Accounting Policies (continued)

     (d)  Note Receivable from Affiliate(continued)

     the underlying collateral. When a note is considered impaired, management ceases the accrual of interest income. The Partnership will establish an impairment allowance for the amount that the recorded value of the note plus accrued interest exceeds its estimated fair value. The impairment allowance is established by a charge to earnings. Any cash receipts on impaired notes receivable are applied to reduce the accrued interest due and the principal amount of such notes until the balances have been recovered and are recognized as interest income, thereafter.

     During 1998, the Partnership determined that the note receivable was impaired. The amount of the impairment was based on the fair value of the underlying land and improvements of Raines Road, L.P., which serves as collateral for the note. The note receivable from affiliate remained recorded at cost with an allowance for impairment of $1,580,711 against prior accrued interest at December 31, 1999. The note was placed on non-accrual status.

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

                               F-7
                         RAINES LENDERS
                     (A Limited Partnership)
                  Notes to Financial Statements

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

     Cumulative unpaid preferred returns are $4,947,759 and $4,272,759 at December 31, 1999 and 1998, respectively.
                               F-8
                         RAINES LENDERS
                     (A Limited Partnership)
                  Notes to Financial Statements

(1)  Summary of Significant Accounting Policies (continued)

     (h)  Comprehensive Income

     Comprehensive income is defined as the change in equity of a business enterprise during a period associated with transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. During the years ended December 31, 1999 and 1998, the Partnership had no components of other comprehensive income. Accordingly, comprehensive income for each of the years was the same as net income (loss).

(2)  Related Party Transactions

     The General Partner and its affiliates have been actively involved in managing the Partnership. Affiliates of the General Partner receive fees for performing certain services. Expenses incurred for these services are as follows:

                                1999        1998        1997

Mortgage service fee        $  9,000       9,000       9,000
Accounting fees                2,600       2,800       2,100
Due to affiliate              27,100       5,000         -

(3)  Note Receivable From Affiliate

     The note receivable from affiliate represents a $4,700,000 long-term note receivable from Raines Road, L.P. (the Borrower), an affiliate sharing the same General Partner. The note accrued simple interest at an annual rate of 12% plus additional interest equal to 50% of "net revenues", as defined in the Participating Loan Agreement. The note is secured by a mortgage on land and improvements held for investment by the Borrower and by a security interest in any unrestricted cash reserves or investment securities held by the Borrower. The note is due December 31, 2001.
                               F-9
                      RAINES LENDERS, L.P.
                     (A Limited Partnership)

                  Notes to Financial Statements

(3)  Note Receivable From Affiliate (continued)

     Summarized financial information of Raines Road, L.P. at December 31, 1999 and 1998, and for the years ended December
     31, 1999, 1998 and 1997, is presented below:

     Assets                                   1999        1998

Cash                                     $  5,129     114,342
Restricted cash                           143,642     140,769
Accounts receivable from affiliate          2,100       5,000
Land and land improvements
  held for investment                   5,599,928   5,599,928
    Total assets                      $ 5,750,799   5,860,039

  Liabilities and Partners' Deficit

Liabilities:
  Note payable - affiliate            $ 4,700,000   4,700,000
  Accrued interest payable - affiliate  3,641,634   3,077,634
  Accounts payable                         29,790         -
  Accrued property taxes                  132,255     133,500
             Total liabilities          8,503,679   7,911,134

Partners' deficit:
  Limited partners                     (2,752,880) (2,051,095)
  General partners                            -          -
     Total partners' deficit           (2,752,880) (2,051,095)
     Total liabilities and
      partners' deficit                 $5,750,799   5,860,039

                              F-10
                         RAINES LENDERS
                     (A Limited Partnership)
                  Notes to Financial Statements

(3)  Note Receivable From Affiliate (continued)

     Operations                     1999        1998        1997

Revenue:
     Gain on sales of land
       and improvements           $   -        32,995    628,719
     Interest and other              6,428     13,751     25,408

     Total revenues                  6,428     46,746    654,127

Expenses:
     Interest                      564,000    564,000    564,000
     Other                         144,213    137,764     98,754

     Total expenses                708,213    701,764    662,754


     Net loss                     (701,785)  (655,018)    (8,627)

   Cash Flows:

Net cash provided (used) by
  operating activities           $(109,213)    15,664     57,045

  Increase (decrease) in cash    $(109,213)    15,664     57,045

In 1999 and 1998 there were no land sales and the Partnership paid $0 and $11,300 in interest payments to the Lender, respectively.

In 1997, the Partnership sold 26.6 acres of land receiving net proceeds of $628,719 and paid $734,500 in interest payments to the Lender.

Due to anticipated future requirements for additional development and operations, the Borrower retained certain proceeds from sales and did not pay additional amounts of interest and/or applicable principal balance to the Partnership. The Partnership's and Borrower's joint general partner believes that retaining sales proceeds for development, and distributing only net available cash to the Partnership, was contemplated by the note agreement. However, the note agreement does not explicitly authorize this use

                              F-11
                      RAINES LENDERS, L.P.
                     (A Limited Partnership)

                  Notes to Financial Statements

(3)  Note Receivable from Affiliate (continued)

of funds; therefore, this treatment could constitute a default on the note agreement. In such an event, the Partnership is required
to accelerate the amounts due or foreclose the loan.   To date, the
Partnership has not foreclosed or accelerated the amounts due under the note agreement. At December 31, 1999 and 1998, the applicable principal balance due to the Partnership is $1,677,707.

Interest income associated with the note payable from affiliate in 1999 and 1998 was -0-, and $564,000 in 1997.

The Partnership has determined that the note and interest receivable from the affiliate are impaired.

(4)  Distributions

For the year ended December 31, 1997, the Partnership made distributions of $710,227. Of this amount, $703,125 ($125 per unit) was allocated to the limited partners and $7,102 was allocated to the general partner. There were no distributions in 1999 and 1998.

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

Michael A. Hartley

     Michael A. Hartley, age 40, is Secretary/Treasurer and a Vice President of 222 Partners, Inc. He has been an officer of 222 Partners, Inc. from September 17, 1986 through the current period. Mr. Hartley is Vice President and 50% owner of Landmark Realty Services Corporation. Prior to joining Landmark in 1986, Mr. Hartley was Vice President of Dean Witter Realty Inc., a New York-based real estate investment firm.

222 Partners Inc.

     222 Partners, Inc. was formed in September, 1986 and serves as general partner for several other real estate investment limited partnerships. The directors of 222 Partners, Inc. are W. Gerald
Ezell, Steven D. Ezell, and Michael A. Hartley.

W. Gerald Ezell

     W. Gerald Ezell, age 69, serves on the Board of Directors of 222 Partners, Inc. Until November, 1985, Mr. Ezell had been for over 20 years an agency manager for Fidelity Mutual Life Insurance Company and a registered securities principal of Capital Analysts Incorporated, a wholly owned subsidiary of Fidelity Mutual Life Insurance Company.

Item 11.  Executive Compensation

     During 1999, Registrant was not required to and did not pay remuneration to any executives, partners of the General Partner or any affiliates, except as set forth in Item 13 of this report, "Certain Relationships and Related Transactions."

     The General Partner does participate in the Profits, Losses and Distributions of the Registrant as set forth in the Partnership Agreement.

Item 12.  Security Ownership of Certain Beneficial Owners and
Management

     As of February 28, 2000 no person or "group" (as that term is used in Section 3(d) (3) of the Securities Exchange Act of 1934) was known by the Registrant to beneficially own more than five percent of the Units of Registrant.

     As of the above date, the Registrant knew of no officers or directors of 222 Partners, Inc. that beneficially owned any of the units of the Registrant.

     There are no arrangements known by the Registrant, the operation of which may, at a subsequent date, result in a change in control of the Registrant.

Item 13.  Certain Relationships and Related Transactions

     During 1999, no affiliated entities have earned compensation for services from the Registrant in excess of $60,000. For a listing of all miscellaneous transactions with affiliates which were less than $60,000 refer to Note 2 to the Financial Statements in Item 8.

     The Registrant loaned $4,700,000 to Raines Road, L.P., an affiliated partnership, during 1989. Accrued interest on such loan at December 31, 1999 was $2,513,634.

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

        27  Financial Data Schedule

(b)    No reports on Form 8-K have been filed during the last
            quarter of 1999.

Financial Statement Schedule Filed Pursuant to Item 14(a)(2):

                      RAINES LENDERS, L.P.
                     (A Limited Partnership)

                     ADDITIONAL INFORMATION
                       FOR THE YEARS ENDED
                DECEMBER 31, 1999, 1998 AND 1997


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










                  Independent Auditors' Report

The Partners
Raines Lenders, L.P.

Under date of January 21, 2000, we reported on the balance sheets of Raines Lenders, L.P. as of December 31, 1999 and 1998, and the related statements of operations, partners' equity, and cash flows for each of the years in the three-year period ended December 31, 1999. These financial statements and our report thereon are included elsewhere herein. In connection with our audits of the aforementioned financial statements, we have also audited the related financial statement schedule information as listed in the accompanying index. This financial statement schedule is the responsibility of the Partnership's management. Our responsibility is to express an opinion on this financial statement schedule based on our audit.

In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.





                                            KPMG LLP


Nashville, Tennessee
January 21, 2000

                           Schedule IV

                      RAINES LENDERS, L.P.
                     (A Limited Partnership)

                  Mortgage Loans on Real Estate
                        December 31, 1999

                                                                      Amount
                                                                      of
                                                                      loan
                                                                      subject
                                                                      to
                                                            Carrying  delin-
                                                  Face      amount    quent
                        Final   Periodic          amount    of        prin-
            Interest  maturity  payment    Prior  of        mortgage  cipal/
Description   rate      date      terms    liens  mortgage           interest
   _________     _____     _____     ____     ___    _____     _____    _____

Raines Road, L.P., an
affiliate*    12%       December  Upon the
                        31, 2001  sale of
                                  property    -   $4,700,000  $4,700,000  -0-

                           Schedule IV

                      RAINES LENDERS, L.P.
                     (A Limited Partnership)

                  Mortgage Loans on Real Estate (continued)
                        December 31, 1999

                                   1999        1998       1997

(1)  Balance at beginning of
       period                 $  4,700,000  4,700,000   4,700,000
     Balance at end of period $  4,700,000  4,700,000   4,700,000

(2)  Aggregate cost for Federal
       tax purposes           $  4,302,126  4,302,126   4,302,126

*This represents a promissory note from Raines Road, L.P., an affiliate sharing the same General Partner. This note accrues simple interest at an annual rate of 12% plus additional interest equal to 50% of the "net revenues," as defined in the Participating
Loan Agreement. The note is secured by a mortgage on the land in Memphis, Tennessee held by the debtor, subject to a security interest in any unrestricted cash reserves or investment securities held by the debtor. At December 31, 1999, interest of $2,513,634 was accrued on the promissory note. Also at December 31, 1999, a reserve for impairment was established in the amount of $1,580,711. Interest and principal payments become due upon the sale of the collateral or any portion thereof to the extent cash is available, but no later than December 31, 2001. See note 3 to the financial statements.

See accompanying independent auditors' report.

                  Independent Auditors' Report

The Partners
Raines Road, L.P.:

We have audited the accompanying balance sheets of Raines Road, L.P. (a limited partnership) as of December 31, 1999 and 1998, and the related statements of operations, partners' deficit, and cash flows for each of the years in the three-year period ended December 31, 1999. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Raines Road, L.P. at December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1999, in conformity with generally accepted accounting principles.



                                           KPMG LLP


Nashville, Tennessee
January 21, 2000

                        RAINES ROAD, L.P.
                     (A Limited Partnership)

                         Balance Sheets

                   December 31, 1999 and 1998


            Assets                          1999        1998
Cash (note 5)                         $     5,129      114,342
Restricted cash (note 3)                  143,642      140,769
Accounts receivable from affiliate(note 2)  2,100        5,000
Land and land improvements held for
    investment (notes 4 and 5)          5,599,928    5,599,928

         Total assets                 $ 5,750,799    5,860,039

     Liabilities and Partners' Deficit

Liabilities:

Note payable - affiliate (note 5)    $ 4,700,000     4,700,000
Accrued interest payable to
   affiliate (note 5)                  3,641,634     3,077,634
Accounts payable                        29,790            -
Accrued property taxes                 132,255       133,500

           Total liabilities           8,503,679     7,911,134

Partners' deficit:
  Limited partners (1,875 units
    outstanding)                      (2,752,880)   (2,051,095)
    General partner                            -             -

            Total partners' deficit   (2,752,880)   (2,051,095)

Commitments and contingencies
     (notes 2,3 and 5)

            Total liabilities and
              partners' deficit      $ 5,750,799    5,860,039



See accompanying notes to financial statements.


                               M-2

                        RAINES ROAD, L.P.
                     (A Limited Partnership)

                    Statements of Operations

          Years ended December 31, 1999, 1998 and 1997
                                      1999        1998        1997

Revenues
  Land Sales -
    Gross Proceeds                   $  -            -     2,220,000
    Cost of land and
      improvements sold(note 3)         -          32,995 (1,448,336)
    Closing Costs (note 2)              -            -      (142,945)

      Gain on land sales                -          32,995    628,719

  Interest                             6,428       11,401     25,408
  Miscellaneous                         -           2,350       -
          Total revenues               6,428       46,746    654,127

Expenses:
  Interest expense (note 5)          564,000      564,000    564,000
  Property taxes                     125,115      114,724     66,478
  General and administrative           1,677        2,911     15,768
  Legal and accounting(note 2)        14,421       17,129     12,658

  Architect & engineering fees          -            -           850
  Property management fee(note 2)      3,000        3,000      3,000

        Total expenses               708,213      701,764    662,754

        Net loss                  $ (701,785)    (655,018)    (8,627)

     Net loss allocated to:

       General partner                $ -            -           -
       Limited partners           $ (701,785)    (655,018)   ( 8,627)

       Net loss per limited
         partner unit             $  (374.29)     (349.34)     (4.60)
       Weighted average units
       outstanding                     1,875        1,875      1,875

    See accompanying notes to financial statements.




                                  M-3
                        RAINES ROAD, L.P.
                     (A Limited Partnership)

            Statements of Partners' Deficit

          Years ended December 31, 1999, 1998 and 1997

                          Limited            General
                         partners            partner       Total
                      Units      Amounts

Balance at
  December 31, 1996   1,875 $(1,387,450)        -    (1,387,450)

  Net loss              -        (8,627)        -        (8,627)

Balance at
 December 31, 1997   1,875   (1,396,077)        -    (1,396,077)

  Net Loss              -      (655,018)        -      (655,018)

Balance at
  December 31, 1998  1,875   (2,051,095)        -    (2,051,095)

  Net Loss              -      (701,785)        -      (701,785)

Balance at
  December 31, 1999  1,875  $(2,752,880)        -    (2,752,880)



See accompanying notes to financial statements.

                        RAINES ROAD, L.P.
                     (A Limited Partnership)

                    Statements of Cash Flows
          Years ended December 31, 1999, 1998 and 1997

                                   1999        1998       1997

Cash flows from operating activities:
  Net loss                   $   (701,785)   (655,018)    (8,627)
Adjustments to reconcile net
    loss to net cash provided by
    (used) in operating activities:
      Cost of land and improvements held
        for investment               -           -    (1,224,398)
      Cost of land and
       improvements sold             -         32,995  1,448,336
      (Increase)decrease in
       restricted cash             (2,873)    239,429   (223,957)
      (Increase)decrease in accounts
        receivable from affiliate   2,900      (5,000)         -
      Increase (decrease) in accrued
         interest payable         564,000     552,700   (170,500)
      Increase (decrease) in
         accounts payable          29,790    (221,982)   217,126
      (Decrease)Increase in accrued
         property taxes            (1,245)     72,540     19,065

        Net cash (used in)provided
         by operating activities (109,213)     15,664     57,045

        Net (decrease)increase
          in cash                (109,213)    15,664     57,045
Cash at beginning of year         114,342     98,678     41,633
   Cash at end of year        $     5,129    114,342     98,678

Supplemental Disclosures of Cash Flow Information:

       Cash paid for interest $         -     11,300    734,500



See accompanying notes to financial statements.



                                  M-5


                        RAINES ROAD, L.P.
                     (A Limited Partnership)

                  Notes to Financial Statements

                   December 31, 1999 and 1998

(1)  Summary of Significant Accounting Policies

     (a)  Organization

          Raines Road, L.P. (the Partnership) is a Delaware limitedpartnership organized on December 16, 1988 to
          acquire    several contiguous, undeveloped tracts of land
          in Memphis, Tennessee for the purpose of developing and selling parcels of real estate. The General Partner is 222 Raines, Ltd., whose general partners are Steven D. Ezell, Michael A. Hartley, and 222 Partners, Inc. The Partnership prepares financial statements and income tax returns on the accrual method of accounting. The financial statements include only those assets, liabilities and results of operations which relate to the Partnership. In the event that the Partnership has short-term cash deficiencies, the General Partner believes it can defer the collection of fees for certain related party expenses or grant interest-free loans from related parties until cash becomes available.

     (b)  Estimates

          Management of the Partnership has made estimates and assumptions to prepare these financial statements in accordance with generally accepted accounting principles. These estimates include the determination of the estimated fair value of the Partnership's land and improvements. Actual results could differ from those estimates.

     (c)  Cash

          Cash belonging to the Partnership is combined in an account with funds from other partnerships related to the general partner.

     (d)  Land and Improvements Held for Investment

          Land and improvements held for investment are recorded at cost and include approximately 200 acres at December 31, 1999 and 1998. Interest expense on the note payable to affiliate, insurance, and property taxes were capitalized as carrying costs of the property during the development period.
                               M-6
                        RAINES ROAD, L.P.
                     (A Limited Partnership)

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

          Long-lived assets to be disposed of be reported at the lower of the carrying amount or fair value less estimated costs to sell. The fair value of the assets can be determined externally, using appraisals, or internally using discounted future net cash flows. If such assets are considered impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets less estimated costs to sell. Impairment is recognized through the establishment of an allowance for impairment with a corresponding charge to operations. Losses upon the sale of the assets are charged to the allowance. Based upon management's analysis of discounted future net cash flows, the Partnership's land and improvements held for investment does not meet definitions of impairment. Accordingly, land held for investment is recorded at cost with no allowance for impairment necessary.





                               M-7

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


                               M-8

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

          Cumulative unpaid preferred returns are $2,362,500 at December 31, 1999.

                        RAINES ROAD, L.P.
                     (A Limited Partnership)
                  Notes to Financial Statements

(1)  Summary of Significant Accounting Policies (continued)
          (h)  Comprehensive Income

          Comprehensive income is defined as the change in equity of a business enterprise, during a period, associated with transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. During the three years ended December 31, 1999, the Partnership had no components of other comprehensive income. Accordingly, comprehensive income for each of the years was the same as net loss.

(2)  Related Party Transactions

          The General Partner and its affiliates have been actively involved in managing the Partnership. Affiliates of the General Partner receive fees and commissions for performing certain services. Expenses incurred for these services are as follows:
                                    1999        1998         1997
     Accounting fees             $ 2,600       2,100        2,100
     Property management fee       3,000       3,000        3,000
     Real estate sales commission    -           -         88,000
     Accounts receivable
        from affiliate             2,100       5,000          -

(3)  Restricted Cash

     At December 31, 1999 and 1998, the Partnership had restricted cash balances of $143,642 and $140,769, respectively, to be used to fund property improvements consisting of road and utility work. In 1998, the Partnership received excess escrowed development funds from the escrow agent. The development payable related to these escrowed funds, also overestimated, was reduced by the excess cash received. Cost of land sold and land improvements, also effected by this development, was reduced. This restricted cash securs a letter of credit in the same amount to ensure that the required developments are made.

                                  M-10
                        RAINES ROAD, L.P.
                     (A Limited Partnership)

                  Notes to Financial Statements

(4)  Land and Improvements Held for Investment

     The components of land and improvements held for investment at December 31, 1998 and 1998 are as follows:

            Land and carrying costs     $  3,947,078
            Land improvements              1,652,850

                                        $  5,599,928

     Aggregate cost of land and improvements held for investment for federal income tax purposes was $7,392,325 at December 31, 1999 and 1998.

(5)  Note Payable - Affiliate

     The note payable to affiliate represents a $4,700,000 note payable to Raines Lenders, L.P. (Lender), an affiliate sharing the same General Partner. The note accrues simple interest at an annual rate of 12% plus additional interest equal to 50% of "net revenues", as defined in the Participating Loan Agreement. The note is secured by a mortgage on land and improvements held for investment by the Partnership and by a security interest in any cash reserves or investment securities held by the Partnership. Interest and principal payments become due upon the sale of the collateral or any portion thereof to the extent cash is available, but no later than December 31, 2001. In 1999 and 1998, there were no land sales and the Partnership paid $-0- and $11,300 respectively in interest payments to the Lender. In 1997, the Partnership sold 26.6 acres of land, recognizing a gain of $628,719 and paid $734,500 in interest payments to the Lender.
     Due to anticipated future requirements for additional development and operations, the Partnership retained certain proceeds from sales and has not paid the additional amounts of interest and/or applicable principal balance to the Lender. The Partnership's and Lender's joint general partner believes that retaining sales proceeds for development and distributing only net available cash to the Lender was contemplated by the note agreement. However, the note agreement does not



                                 M-11

                        RAINES ROAD, L.P.
                     (A Limited Partnership)

                  Notes to Financial Statements

(5)  Note Payable - Affiliate(continued)

     explicitly authorize this use of funds; therefore, this treatment could constitute a default on the note agreement. In such an event, Lender is required to foreclose the note and accelerate the amounts due. To date, the Lender has not foreclosed or accelerated the amounts due under the note agreement. Of the $4,700,000 total principal balance outstanding, the applicable principal balance due to Lender is $1,677,707 at December 31, 1999 and 1998.

     Interest expense associated with the note payable to affiliate in 1999, 1998, and 1997 was $564,000.













                                 M-12



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

                                   RAINES LENDERS, L.P.
                                   By:  222 Raines, Ltd.
                                        General Partner

DATE:  March 31, 2000              By:  /s/ Steven D. Ezell
                                        General Partner

DATE:  March 31, 2000              By:  /s/ Michael A. Hartley
                                        General Partner

                                   By:  222 Partners, Inc.
                                        General Partner

DATE:  March 31, 2000                   By:  /s/ Michael A. Hartley
                                        Secretary/Treasurer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                                   RAINES LENDERS, L.P.
                                   By:  222 Raines, Ltd.
                                        General Partner

DATE:  March 31, 2000              By:  /s/ Steven D. Ezell
                                        General Partner

DATE:  March 31, 2000              By:  /s/ Michael A. Hartley
                                        General Partner

                                   By:  222 Partners, Inc.
                                        General Partner

DATE:  March 31, 2000                   By:  /s/ Michael A. Hartley
                                        Secretary/Treasurer

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