Form 10-Q
period 2000-03-31
RAINES LENDERS L P
filed 2000-05-15
CIK 845399

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

For the period ended March 31, 2000

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


                 FINANCIAL STATEMENTS
       FOR THE THREE MONTHS ENDED MARCH 31, 2000 and 1999



                         INDEX


  Financial Statements

       Balance Sheets                                 3
       Statements of Operations                       4
       Statements of Cash Flows                       5
       Notes to Financial Statements                  6

                 RAINES LENDERS, L.P.
                (A Limited Partnership)


                    BALANCE SHEETS
                      (Unaudited)

                        ASSETS


                                    March 31,    December 31,
                                      2000           1999
CASH                                    $ 372            254
NOTE RECEIVABLE FROM AFFILIATE      4,700,000      4,700,000
INTEREST RECEIVABLE FROM AFFILIATE,
  net of allowance for impairmant of
  $1,580,711                          932,923        932,923
LOAN COSTS, less accumulated
  amortization of $175,261
  in 1999 and $170,814 in 1998         38,201         42,648

       Total Asssets              $ 5,671,496      5,675,825
                                    =========      =========


           LIABILITIES AND PARTNERS' EQUITY
LIABILITIES:

ACCOUNTS PAYABLE                        2,287           -
DUE TO AFFILIATE                       31,443         27,100

PARTNERS' EQUITY:

  Limited Partners (5,625 units
    outstanding)                    5,637,766      5,648,725
 General Partner                        -               -

    Total Partners'equity           5,637,766      5,648,725

       Total Liabilities &
       Partners' Equity           $ 5,671,496      5,675,825
                                    =========      =========


              See accompanying notes to financial statements.


                 RAINES LENDERS, L.P.
                (A Limited Partnership)

               STATEMENTS OF OPERATIONS
                      (Unaudited)

                                     Three months ended
                                         March 31,
                                      2000       1999
REVENUES:

  Interest  Income                 $  -            $   -

EXPENSES:

  Legal & Accounting                   3,343          1,275
  Mortgage Servicing Fee               2,250          2,250
  General & Administration               919            100
  Amortization                         4,447          4,447

       Total Expenses                 10,959          8,072

       NET LOSS                     $(10,959)     $  (8,072)
                                      ======          =====












           See accompanying notes to financial statements

                 RAINES LENDERS, L.P.
                (A Limited Partnership)

               STATEMENTS OF CASH FLOWS
                      (Unaudited)
                                      Three months ended
                                           March 31,
                                                 2000        1999
Cash flows from Operating Activities:

Net Loss                           $ (10,959)        (8,072)
Adjustments to reconcile Net Loss
  to Net Cash used in Operating
  Activities:

     Amortization                      4,447          4,447
     Decrease (Increase) in Interest
       Receivable from Affiliate        -             3,300
     Increase in Accounts Payable      2,287             -
     Increase in due from affiliate    4,343             -

Net cash used in Operating Activities    118           (325)

NET CHANGE IN CASH                       118           (325)

CASH AT JANUARY 1,                       254            362

CASH AT MARCH 31,                     $  372             37
                                      =======        ======









          See accompanying notes to financial statements.

                 RAINES LENDERS, L.P.
                (A Limited Partnership)
           NOTES TO THE FINANCIAL STATEMENTS
 For the Three Months Ended March 31, 2000 AND 1999
                      (Unaudited)

A.   ACCOUNTING POLICIES

  The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Form 10-K for the year ended December 31, 1999. In the opinion of management such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to summarize fairly the Partnership's financial position and results of operations. The results of operations for the three month period ended March 31, 2000 may not be indicative of the results that may be expected for the year ending December 31, 2000.

B.   RELATED PARTY TRANSACTIONS

  The General Partner and its affiliates have been actively
involved in managing the Partnership, and complying with the terms of the Lender Financing. Compensation earned for these services were as follows:
                              2000       1999
Mortgage Servicing Fee      $ 2,250     2,250
Accounting Fees                 400       400

C.   COMPREHENSIVE INCOME

During the three month periods ended March 31, 2000, and 1999, the Partnership had no components of other comprehensive income.
Accordingly, comprehensive income for each of the periods was the same as net income (loss).

Item 2.Management's Discussion and Analysis of Financial
Condition and Results of Operations

Results of Operations for the Quarter Ended March 31, 2000.

The Partnership's primary business is to lend monies to Raines Road, L.P. ("the Borrower"). The Registrant continues its policy begun in 1998 of not recognizing interest income for financial reporting purposes on the Lender Financing. The Lender financing has been placed on non-accrual status in accordance with the Registrant's policy for impaired notes. These adjustments to interest income and the receivable balance are for financial reporting purposes only. Interest income continues to recognized for loan payment purposes. There are no interest or principal payments due to the Partnership until the Property securing the Partnership's loan or portions thereof are sold, or December 31, 2001, whichever is earlier.

Due to the nature of the Registrant, all activity is a result of transactions in Raines Road, L.P., the loan holder. The Borrower had no property sales during the first quarter of 2000. The cumulative applicable principal balance unpaid as of March 31, 2000 is $1,677,707 and is payable from future sales proceeds after all accrued interest is paid.

Operations of the Registrant are minimal and have remained comparable to prior quarters.

Financial Condition and Liquidity

  As of March 31, 2000,the Registrant had $372 in cash reserves. This balance is not sufficient to meet the operating needs of the Registrant. Unless the Borrower makes a payment from sale proceeds or released cash reserves on the Lender Financing to provide the Registrant with sufficient operating funds, the General Partner will assist the Registrant in meeting operational needs through affiliated loans.

Year 2000

     In 1998, the Partnership initiated a plan ("Plan") to identify, and remediate "Year 2000" issues within each of its significant computer programs and certain equipment which contain microprocessors. The Partnership divided the Plan into five major phases-assessment, planning, conversion, implementation and testing. The plan was completed in mid 1999. The total remediation costs for the plan were not material to the operation or liquidity of the partnerships. The Registrant had no significant operational difficulties related to Year 2000 issue. Management does not expect any issues or operational problems related to Year 2000 issues in the future.

              Part II. OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

  (a)  Exhibits

       Exhibit 27 - Financial Data Schedule for the
       First Quarter of 2000

  (b)  No 8-K's have been filed during this quarter.

                      SIGNATURES


Pursuant to the requirements of the Securities Exchange
Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              RAINES LENDERS, L.P.

                              By:  222 RAINES LTD.
                                   General Partner



Date:  May 15, 2000           By:  /s/ Steven D. Ezell
                                   General Partner



                              By:  222 PARTNERS, INC.
                                   General Partners



Date:  May 15, 2000           By:  /s/ Michael A. Hartley
                                   Secretary/Treasurer