Form 10-Q
period 2000-06-30
RAINES LENDERS L P
filed 2000-08-09
CIK 845399

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

     For the period ended June 30, 2000

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


                      FINANCIAL STATEMENTS
    FOR THE THREE AND SIX MONTHS ENDED June 30, 2000 AND 1999



                              INDEX


      Financial Statements

           Balance Sheets                  3
           Statements of Operations        4
           Statements of Cash Flows        5
           Notes to financial statements   6

                 RAINES LENDERS, L.P.
                (A Limited Partnership)


                    BALANCE SHEETS
                      (Unaudited)

                        ASSETS


                                    June 30,     December 31,
                                      2000           1999
CASH                               $      319     $      254

NOTE RECEIVABLE FROM AFFILIATE       4,700,00      4,700,000

INTEREST RECEIVABLE FROM AFFILIATE,
  net of allowance for impairmant of
  $1,580,711                          932,923        932,923

LOAN COSTS, less accumulated
  amortization of $197,496
  in 2000 and $188,602 in 1999         33,754         42,648

       Total Asssets              $ 5,666,996   $  5,675,825
                                    =========      =========


           LIABILITIES AND PARTNERS' EQUITY
LIABILITIES:

ACCOUNTS PAYABLE
  TO AFFILIATE                       $ 51,500       $ 27,100

PARTNERS' EQUITY:
  Limited Partners (5,625 units
    outstanding)                    5,615,496      5,648,725
 General Partner                        -               -

    Total Partners'equity           5,615,496      5,648,725

       Total Liabilities &
       Partners' Equity           $ 5,666,996    $ 5,675,825
                                    =========      =========


              See accompanying notes to financial statements.


                           RAINES LENDERS, L.P.
                          (A Limited Partnership)

                          STATEMENT OF OPERATIONS
                                (Unaudited)

                          THREE MONTHS ENDED  SIX MONTHS ENDED
                                       June 30,
                          2000      1999     2000      1999
REVENUES:

Interest income          $  -      $  -     $  -      $  -

EXPENSES:

Legal & Accounting        7,843     8,471    11,186     9,746
Mortgage Servicing Fee    2,250     2,250     4,500     4,500
General and
  Administrative          7,730       179     8,649       279
Amortization              4,447     4,447     8,894     8,894
                          -----     -----     -----    ------
Total Expenses           22,270    15,347    33,229    23,419

NET LOSS               $(22,270) $(15,347) $(33,229) $(23,419)
                        =======    =======   =======  =======

Net loss per limited
   partner unit        $  (3.96)   $(2.73)   $(5.91)   $(4.16)










               See accompanying notes to financial statements

                        RAINES LENDERS, L.P.
                       (A Limited Partnership)

                      STATEMENTS OF CASH FLOWS
                            (Unaudited)
                                    SIX MONTHS ENDED
                                        June 30,
                                     2000      1999
Cash flows from Operating Activities:

Net Loss                        $  (33,229)     $ (23,419)
Adjustments to reconcile Net Loss
to Net Cash used in Operating Activities:

 Increase in Accounts Payable
    to affiliate                    24,400         16,500
 Amortization                        8,894          8,894
  Increase in Interest
  Receivable from affiliate           -            (2,200)

Net cash used Operating Activities      65           (225)

NET DECREASE IN CASH                    65           (225)


CASH AT JANUARY 1,                     254            362

CASH AT JUNE 30,                 $     319         $  137





           See accompanying notes to financial statements.

                      RAINES LENDERS, L.P.
                     (A Limited Partnership)

                NOTES TO THE FINANCIAL STATEMENTS

             For the Six Months Ended June 30, 2000
                           (Unaudited)


     A.    ACCOUNTING POLICIES

      The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Form 10-K for the year ended December 31, 1999. In the opinion of management such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to summarize fairly the Partnership's financial position and results of operations. The results of operations for the six month period ended June 30, 2000 may not be indicative of the results that may be expected for the year ending December 31, 2000.


     B.    RELATED PARTY TRANSACTIONS

      The General Partner and its affiliates have been actively involved in managing the Partnership, and complying with the terms of the Lender Financing. Compensation earned for these services were as follows:

                                      2000      1999

           Mortgage Servicing Fee   $ 4,500   $4,500

           Accounting Fees          $ 8,243   $1,800


C.COMPREHENSIVE INCOME

      During the three and six month periods ended June 30, 2000, and 1999, the Partnership had no components of other comprehensive income. Accordingly, comprehensive income for each of the periods was the same as net loss.

     Item 2.    Management's Discussion and Analysis of
                Financial Condition and Results of Operations

Results of Operations for the Quarter Ended June 30,
2000.

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

Due to the nature of the Registrant, all activity is a result of transactions in Raines Road, L.P., the borrower. The Borrower had no property sales during the first six months of 2000. The cumulative applicable principal balance unpaid as of June 30, 2000 is $1,677,707 and is payable from future sales proceeds after all accrued interest is paid.

Operations of the Registrant are minimal and have remained comparable to prior quarters, except for general and administrative expenses which include estimated Tennessee franchise and excise tax of $7,060. Due to new legislation in Tennessee, partnerships are required to pay franchise and excise tax beginning January 1, 2000.

Financial Condition and Liquidity

  As of June 30, 2000,the Registrant had $319 in cash reserves. This balance is not sufficient to meet the operating needs of the Registrant. Unless the Borrower makes a payment from sale proceeds or released cash reserves on the Lender Financing to provide the Registrant with sufficient operating funds, the General Partner is expected to assist the Registrant in meeting operational needs through affiliated loans as it has done in the recent past.

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


                                  RAINES LENDERS, L.P.

                                  By:  222 RAINES LTD.
                                      General Partner



     Date:  August 8, 2000       By:  /s/ Steven D. Ezell
                                      General Partner



                                  By: 222 PARTNERS, INC.
                                      General Partners



     Date:  August 8, 2000       By: /s/ Michael A. Hartley
                                       Secretary/Treasurer