Form 10-Q
period 2000-09-30
RAINES LENDERS L P
filed 2000-11-14
CIK 845399

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

      For the period ended September 30, 2000

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


                            BALANCE SHEETS
                             (Unaudited)

                                ASSETS


                                   September 30,  December 31,
                                       2000          1999
     CASH                           $      563   $      254
     NOTE RECEIVABLE FROM AFFILIATE  4,700,000    4,700,000
     INTEREST RECEIVABLE
      FROM AFFILIATE-net of allowance
      for impairment of $1,580,711     932,923      932,923
     LOAN COSTS, less accumulated
      amortization of $201,943 in
      2000 and $188,602 in 1999         29,307       42,648


           Total Assets             $5,662,793   $5,675,825
                                    ==========    =========



                    LIABILITIES AND PARTNERS' EQUITY

       LIABILITIES:
          Loan Payable To
          Affiliate                 $   58,600   $   27,100

       PARTNERS' EQUITY:

       Limited Partners (5,625 units
         outstanding)                5,604,193    5,648,725
       General Partners                      -            -

         Total Partners' equity      5,604,193    5,648,725

       TOTAL LIABILITIES AND
       PARTNERS' EQUITY             $5,662,793   $5,675,825
                                     =========    =========



                  See notes to financial statements.

                         RAINES LENDERS, L.P.
                       (A Limited Partnership)

                       STATEMENTS OF OPERATIONS
                             (Unaudited)

                              Three Months Ended  Nine Months Ended
                                           September 30,

                               2000      1999     2000     1999
     REVENUES:

      Interest             $      -    $     - $      -  $      -

     EXPENSES:

      Legal & Accounting        400        400    11,586   10,146
      Mortgage Servicing
           Fee                2,250      2,250     6,750    6,750
      General and
      Administrative            676       -        2,265      279
      State tax               3,530       -       10,590     -
      Amortization            4,447      4,447    13,341   13,341
                              -----      -----     -----   ------
      Total Expenses         11,303      7,097    44,532   30,516

     NET  LOSS             $(11,303)   $(7,097) $(44,532)$(30,516)

     Net  Loss per limited
          partner unit     $  (2.01)   $ (1.26) $ (7,92) $  (5.43)



              See Notes to Financial Statements


                         RAINES LENDERS, L.P.
                       (A Limited Partnership)

                       STATEMENTS OF CASH FLOWS
                             (Unaudited)
                                       Nine Months Ended
                                         September 30,
                                       2000      1999
     Cash flows from Operating Activities:

     Net Loss                      $(44,532)  $ (30,516)
     Adjustments to reconcile
     Net Loss to Net Cash
      used by Operating
      Activities:

        Amortization of deferred
          loan costs                 13,341       13,341

                                    --------     -------

     Net cash used by Operating
       Activities                   (31,191)    (17,175)

    Cash flows from Financing Activities:

        Loan Payable to
          affiliate                  31,500       25,000
        Advance to affiliate              -       (7,300)

       Net cash provided by Financing
        Activities                   31,500       17,700

     NET INCREASE
     IN CASH                            309          525

     CASH AT JANUARY 1,                 254          362

     CASH AT SEPTEMBER 30,          $   563     $    887
                                       ======     ======



                  See notes to financial statements.

                          RAINES LENDERS, L.P.
                         (A Limited Partnership)
                     NOTES TO FINANCIAL STATEMENTS
  For the Three and Nine Months Ended September 30,2000 and 1999
                             (Unaudited)
 A.   ACCOUNTING POLICIES

      The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Form 10-K for the year ended December 31, 1999. In the opinion of management such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to summarize fairly the Partnership's financial position and results of operations. The results of operations for the nine month period ended September 30, 2000 may not be indicative of the results that may be expected for the year ending December 31, 2000.

 B.   RELATED PARTY TRANSACTIONS

      The General Partner and its affiliates have been actively involved in managing the Partnership, and complying with the terms of the Lender Financing as described in the Prospectus dated April 3, 1989. Compensation earned for these services were as follows:

                                        2000       1999
           Mortgage Servicing Fee     $6,750      $6,750
           Accounting Fees            $8,643      $2,200

 C.  COMPREHENSIVE INCOME

     During the three and nine month periods ended September 30, 2000, and 1999, the Partnership had no components of other comprehensive income. Accordingly, comprehensive loss for each of the periods was the same as net loss.

 D. FORECLOSURE

     On November 9, 2000, the Registrant began the process of foreclosing on the note from Raines Road, L.P. after the debtor defaulted on the note agreement and the general partner determined that the value of the underlying collateral could not result in full payment of the debt and accrued interest. The foreclosure is expected to take place in the fourth quarter of 2000, and the Registrant will receive all land and cash held by Raines Road, L.P. The assets received will be recorded at their fair values. Any excess of the balance of the note receivable and accrued interest over the fair value of the assets received in foreclosure will be recognized as a loss in the fourth quarter.

 Item 2.    Management's Discussion and Analysis of
            Financial Condition and Results of Operations

Results of operations for the quarter and nine months ended
September 30, 2000 and 1999.

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

Due to the nature of the Registrant, all activity is a result of transactions in Raines Road, L.P., the borrower. The Borrower had no property sales during the first nine months of 2000. The cumulative applicable principal balance unpaid as of September 30, 2000 is $1,677,707 and is payable from future sales proceeds after all accrued interest is paid.

Operations of the Registrant are minimal and have remained comparable to prior quarters, except for state tax expense which includes estimated Tennessee franchise and excise tax of $10,590.
Due to new legislation in Tennessee, partnerships are required to pay franchise and excise tax beginning January 1, 2000.

Financial Condition and Liquidity

  As of September 30, 2000,the Registrant had $563 in cash. This balance is not sufficient to meet the operating needs of the Registrant. Unless the Borrower makes a payment from sale proceeds or released cash reserves on the Lender Financing to provide the Registrant with sufficient operating funds, the General Partner is expected to assist the Registrant in meeting operational needs through affiliated loans. As of September 30, 2000 these affiliated loans totalled $58,600.

On November 9, 2000, the Registrant began the process of foreclosing on the note to Raines Road, L.P. after the debtor defaulted on the note agreement and the general partner determined that the value of the underlying collateral could not result in full payment of the debt and accrued interest. The foreclosure is expected to take place in the fourth quarter of 2000, and the Registrant will receive all land ands cash held by Raines Road, L.P. The assets received will be recorded at their fair values. Any excess of the balance of the note receivable and accrued interest over the fair value of the assets received in foreclosure will be recognized as a loss in the fourth quarter.

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 established reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts. Under SFAS No. 133, the Company would recognize all derivatives as either assets or liabilities, measured at fair value, in the statement of financial position. In July 1999, SFAS No. 137 "Accounting for Derivative Instruments and Hedging Activities - Deferral of Effective Date of FASB No. 133, An Amendment of FASB Statement No. 133" was issued deferring the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000. In June 2000, SFAS No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an Amendment of FASB No. 133" was issued clarifying the accounting for derivatives under the new standard. The General Partner believes these pronouncements will have no impact on its consolidated financial statements.


In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 establishes specific criterion for revenue recognition. In June 2000, the Securities and Exchange Commission issued ("SAB 101B"), which amends SAB 101 no later than the fourth quarter of its fiscal year ending December 31, 2000.
The General Partner believes that this SAB will have no impact on the Company's revenue recognition and presentation policies.

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


                                  RAINES LENDERS, L.P.

                                  By:  222 RAINES LTD.
                                      General Partner



 Date:  November 14, 2000         By:  /s/ Steven D. Ezell
                                      General Partner



                                  By: 222 PARTNERS, INC.
                                      General Partners



 Date:  November 14, 2000         By: /s/ Michael A. Hartley
                                        Secretary/Treasurer