Form 10-K
period 2000-12-31
RAINES LENDERS L P
filed 2001-04-19
CIK 845399

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended
December 31, 2000

or

[ ] Transition Report to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _______to_______

Commission File Number
33-26327-A

RAINES LENDERS, L.P.
(Exact name of Registrant as specified in its charter)

Delaware	62-1375240
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
One Belle Meade Place 4400 Harding Road, Suite 500 Nashville, Tennessee	37205
(Address of principal executive office)	(Zip Code)
Registrant's telephone number, including area code:	(615) 292-1040

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of each exchange on which registered
None	None

Securities registered pursuant to Section 12(g) of the Act:

UNITS OF LIMITED PARTNERSHIP INTEREST

(Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.  YES X NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy of information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [X]

The aggregate sales price of the Units of Limited Partnership Interest to non-affiliates was $5,625,000 as of February 28, 2001.  This does not reflect market value, but is the price at which these Units of Limited Partnership Interest were sold to the public.  There is no current market for these Units.

DOCUMENTS INCORPORATED BY REFERENCE

Documents Incorporated by Reference in Part IV:

Prospectus of Registrant, dated April 3, 1989, as filed pursuant to Rule 424(b) of the Securities and Exchange Commission.

PART I

Item 1. Business

Raines Lenders, L.P. ("Registrant"), is a Delaware limited partnership organized on December 16, 1988, pursuant to the provisions of the Delaware Revised Uniform Limited Partnership Act, Sections 17-101 - 17-1109, Title 6. The General Partner of the Registrant is 222 Raines, Ltd.; a Tennessee limited partnership, whose general partners are Steven D. Ezell, Michael A. Hartley and 222 Partners, Inc.

Prior to December 29, 2000, the Registrant's primary business was to lend monies to Raines Road, L.P., an affiliated partnership, which was engaged primarily in the business of acquiring, developing and disposing of certain undeveloped real estate in Memphis, Tennessee (the "Property").  On December 29, 2000, the Registrant foreclosed on the debt of Raines Road, L.P. due to defaults on the loan agreement. The General Partner determined that the value of the underlying collateral could not result in full payment of the debt and accrued interest. Because of the foreclosure, the Registrant's financial statements included herein, as of December 31, 2000, reflect the transfer of the Property to the Lender.

Prior to December 28, 2000, the Registrant's investment objectives were preservation of capital and capital appreciation through lending with a participating interest in a partnership that invested in real estate which was expected to appreciate through the passage of time, growth in the surrounding areas, and the development of the Property prior to resale. After December 28, 2000, the Registrant's investment objectives are preservation of capital, and short-term liquidation of the Property.

Financial Information about Industry Segments

The Registrant's activity is within one industry segment and geographical area. Therefore, financial data relating to the industry segment and geographical area is included in Item 6 -  Selected Financial Data.

Narrative Description of Business

In 1989, the Registrant issued a $4,700,000 participating mortgage note (the "Lender Financing"), maturing on December 31, 2001, to Raines Road, L.P., (the "Borrower") an affiliated partnership sharing the same General Partner. The proceeds of the Lender Financing were used by the Borrower, together with the available equity proceeds, to acquire the Property and fund reserves. The Lender Financing entitled the Registrant to receive a priority return of interest and principal and 50% of the "Net Revenues", if any, from sale proceeds of land collateralizing the debt. On December 29, 2000, the Registrant foreclosed on the debt of Raines Road, Ltd. due to defaults on the loan agreement. The General Partner determined that the value of the underlying collateral could not result in full payment of the debt and accrued interest. Because of the foreclosure, the Registrant's financial statements included herein, as of December 31, 2000, reflect the transfer of the Property to the Lender.

The Property taken in foreclosure consists of approximately 200 acres of partially developed land on Raines Road in Memphis, Tennessee, adjacent to the Memphis International Airport. The Property is zoned for a wide variety of light industrial, warehouse, office-warehouse and distribution uses. All utilities, including water, sewer, electricity and natural gas, are available to the Property.

Competition

The General Partner believes that the Property provides strong competition for purchasers or developers of land in the Memphis Airport Area. There are a number of tracts of competitive industrial land in the area.

Primary competition comes from several industrial parks in the airport sub-market, each offering similar pricing to the Registrant. The General Partner believes that the Property is competitive due to its location, access and low costs of development.

The Registrant has no employees. Land management services are being provided under a contractual agreement with Landmark Realty Services Corporation, an affiliate of the General Partner.

Item 2. Property

The Property taken in foreclosure consists of approximately 200 acres of partially developed land on Raines Road in Memphis, Tennessee, adjacent to the Memphis International Airport. The Property is zoned for a wide variety of light industrial, warehouse, office-warehouse and distribution uses. All utilities, including water, sewer, electricity and natural gas, are available to the Property

Item 3. Legal Proceedings

Registrant is not a party to any material legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders

The security holders of Registrant did not vote on any matter during the fiscal year covered by this report.

PART II

Item 5. Market for Registrants' Units of Limited Partnership Interest and Related Security Holder Matters

There is no established market for the Units, and it is not anticipated that any will exist in the future. On April 3, 1989, the Registrant commenced an offering to the public of 5,625 Units of Limited Partnership Interests at $1,000 per Unit. The offering of $5,625,000 was fully subscribed and closed on December 15, 1989.  As of February 28, 2001, there were 503 holders of record of the Units of Limited Partnership Interests.

There were no distributions made in 2000, 1999 or 1998. Other than liquidity constraints, there are no material restrictions upon the Registrant's present or future ability to make distributions in accordance with the provisions of Registrant's Limited Partnership Agreement.

Item 6. Selected Financial Data

For the Year Ended
December 31, 2000
	2000	1999	1998	1997	1996
Total Revenues-
Interest	$102	--	489	564,066	564,821
Net income(loss)	$(2,418,405)	(39,996)	(1,623,529)	523,182	525,459
Net income (loss) per limited partner	$(429.94)	(7.11)	(288.63)	91.75	93.41
Distributions per limited partner unit	-	-	-	125	-
Total assets	$3,547,474	5,675,825	5,693,721	7,312,250	7,499,700
Note receivable from affiliate	-	4,700,000	4,700,000	4,700,000	4,700,000
Interest receivable from affiliate	-	932,923	932,923	2,524,934	2,695,434

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The Registrant foreclosed on its lien on the Property on December 29, 2000 at a bid price of $5,400,000, based on (i) the outstanding loan and interest receivables balance and (ii) the Registrant's estimate of the retail market value of the property. The Registrant subsequently obtained a third-party appraisal to help ascertain the appropriate fair value of the property. The fair value of the Property is difficult to determine since there have been no sales activity over the past three years. The primary factors in determining the fair value of the Property are (i) discount rate to apply to anticipated future net cash flows, (ii) the sales pricing obtainable for both the smaller and larger parcels, (iii) the amount of money needed to be spent to obtain these sales prices and (iv) the period of time it will it take to sell the property at these assumed sales prices. Based on the specific assumptions set out in the appraisal report and the estimate of the Net Present Value of the Property reflected in the appraisal, the Registrant (i) recorded the Property at a fair value of $3,400,000 and (ii) recorded bad debt expense of $2,363,088.

Due to the nature of the Registrant, the majority of its activity prior to the foreclosure was the result of transactions with Raines Road, L.P., the Borrower. The Borrower did not have any property sales in 2000, 1999, and 1998.

Except for the foreclosure, the operations of the Registrant have remained comparable through the years. Future operations of the Registrant will include management and sales of the Property. Unamortized debt acquisition costs at December 29, 2000 were written off and recorded as bad debt expense due to the foreclosure. General and administrative costs increased significantly from 1999 due to the foreclosure of the Property. The State of Tennessee recently enacted legislation to assess franchise and excise tax on limited partnerships. Beginning in 2000, the Registrant made estimated franchise and excise tax payments totaling $10,590. The General Partner believes that the actual tax liability of the Registrant will be the same.

Financial Condition and Liquidity

At February 28, 2001, the Registrant had approximately $54 available in funds to cover operating expenses for 2001. Operating expenses are primarily accounting fees, which includes audit and tax, and mortgage servicing fees. The cash reserves are insufficient to fund ongoing operations. If a sale of property occurs, then funds may be available; otherwise the General Partner can defer the collection of fees for certain related party expenses or grant loans from related parties until cash becomes available.

Item 8. Financial Statement and Supplementary Data

RAINES LENDERS, L.P.

(A Limited Partnership)

FINANCIAL STATEMENTS

INDEX

Independent Auditors' Report

The Partners

Raines Lenders, L.P.:

We have audited the accompanying balance sheets of Raines Lenders, L.P. (a limited partnership) as of December 31, 2000 and 1999, and the related statements of operations, partners' equity, and cash flows for each of the years in the three-year period ended December 31, 2000. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Raines Lenders, L.P. at December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the years in the three- year period ended December 31, 2000, in conformity with accounting principles generally accepted  in the United States of America.

The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern. As discussed in Note 6 to the financial statements, the Partnership has suffered recurring losses from operations and has a net working capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 6. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

KPMG LLP

Nashville, Tennessee

March 20, 2001

RAINES LENDERS, L.P.

(A Limited Partnership)

Balance Sheets

December 31, 2000 and 1999
Assets	2000	1999
Cash	$54	254
Restricted cash	140,774	--
Interest receivable	6,646	--
Note receivable from affiliate	--	4,700,000
Interest receivable from affiliate, net of allowance for impairment of $1,580,711 in 1999	--	932,923
Land and Improvements held for sale	3,400,000	--
Loan costs, less accumulated amortization of $188,602 in 1999	--	42,648
Total assets	$3,547,474	5,675,825
Liabilities and Partners' Equity
Liabilities
Due to affiliates	$94,035	27,100
Accounts payable	38,211	--
Property taxes payable	177,878	--
State taxes payable	7,030	--
Total Liabilities	317,154	27,100
Partners' equity
Limited partners (5,625 units outstanding)	3,230,320	5,648,725
General partner	--	--
Total partners' equity	3,230,320	5,648,725
Commitments and contingencies
Total liabilities and partners' equity	$3,547,474	5,675,825

See accompanying notes to financial statements.

RAINES LENDERS, L.P.

(A Limited Partnership)

Statements of Operations

Years ended December 31, 2000, 1999 and 1998

	2000	1999	1998
Revenue:
Interest Income	$102	--	489
Expenses:
Mortgage servicing fee	9,000	9,000	9,000
Legal and accounting fees	11,586	12,520	14,548
General and administrative	6,455	688	1,971
Amortization	17,788	17,788	17,788
State tax	10,590	--	--
Bad debts	2,363,088	--	1,580,711
Total expenses	2,418,507	39,996	1,624,018
Net loss	$(2,418,405)	(39,996)	(1,623,529)
Net loss allocated to:
General partner	--	--	--
Limited Partners	$(2,418,405)	(39,996)	(1,623,529)
Net loss per limited partners	$(429.94)	(7.11)	(288.63)
Weighted average units outstanding	5,625	5,625	5,625

See accompanying notes to financial statements.

RAINES LENDERS, L.P.

(A Limited Partnership)

Statements of Partners' Equity

Years ended December 31, 2000, 1999 and 1998
		Limited partners	General Partner	Total
	Units	Amounts
Balance at December 31, 1997	5,625	$7,312,250	--	7,312,250
Net loss		(1,623,529)	--	(1,623,529)
Balance at December 31, 1998	5,625	5,688,721	--	5,688,721
Net Loss		(39,996)	--	(39,966)
Balance at December 31, 1999	5,625	5,648,725	--	5,648,725
Net Loss		(2,418,405)	--	(2,418,405)
Balance at December 31, 2000	5,625	$3,230,320	--	3,230,320

See accompanying notes to financial statements.

RAINES LENDERS, L.P.

(A Limited Partnership)

Statements of Cash Flows

Years ended December 31, 2000, 1999 and 1998
2000		1999	1998
Cash flows from operating activities:
Net loss	$(2,418,405)	$(39,996)	$(1,623,529)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	17,788	17,788	17,788
Bad debt expense	2,363,088	--	1,580,711
Increase in due to affiliate	66,935	22,100	--
Increase in accounts payable	3,530	--	5,000
Increase in accounts receivable from affiliate	(33,139)	--	--
Decrease in interest receivable from affiliate	--	--	11,300
Net cash used by operating activities	(203)	(108)	(8,730)

Cash flows from investing activities-
Cash received in foreclosure applied to note receivable	3	--	--

Net decrease in cash	(200)	(108)	(8,730)
Cash at beginning of year	254	362	9,092
Cash at end of year	$54	$254	$362

Supplemental disclosures of non-cash transactions:
Assets and liabilities received in foreclosure
Cash	3
Restricted cash	140,774
Interest receivable	6,646
Land and improvements held for investment	3,400,000
Accounts payable	(34,681)
Property taxes payable	(177,878)
State taxes payable	(7,030)
Net assets received in foreclosure	3,327,834
Assets written-off upon foreclosure
Loan costs	24,860
Note receivable	4,700,000
Interest receivable	932,923
Accounts receivable from affiliate	33,139
Total assets written-off upon foreclosure	5,690,922
Bad debt expense	$(2,363,088)

See accompanying notes to financial statements.

RAINES LENDERS, L.P.

(A Limited Partnership)

Notes to Financial Statements

December 31, 2000 and 1999

(1) Summary of Significant Accounting Policies

(a) Organization

Raines Lenders, L.P. (the Partnership) is a Delaware limited partnership organized on December 16, 1988, for the purpose of making a participating mortgage loan to Raines Road, LP, which shares the same General Partner. The General Partner is 222 Raines, Ltd., whose general partners are Steven D. Ezell, Michael A. Hartley and 222 Partners, Inc. The Partnership prepares financial statements and Federal income tax returns on the accrual method and includes only those assets, liabilities and results of operations, which relate to the business of the Partnership. In the event that the Partnership has short-term cash deficiencies, the General Partner can defer the collection of fees for certain related party expenses or grant interest-free loans from related parties until cash becomes available.

(b) Estimates

Management of the Partnership has made estimates and assumptions to prepare these financial statements in accordance with accounting principles generally accepted in the United State of America. Actual results could differ from those estimates.

(c) Cash

Cash belonging to the Partnership is combined in an account with funds from other partnerships related to the General Partner.

(d) Note Receivable from Affiliate

During 1998, the Partnership determined that the note receivable and accrued interest was considered impaired by $1,580,711. The amount of the impairment was based on the estimated fair value of the underlying land and improvements of Raines Road, L.P., which served as collateral for the note. The note receivable from affiliate remained recorded at cost with an allowance for impairment of $1,580,711 against prior accrued interest. The note was placed on non-accrual status.

On December 29, 2000, the Registrant foreclosed on the property collateralizing the note receivable from Raines Road, L.P., due to defaults on the loan agreement. The General Partner determined that the value of the underlying collateral could not result in full payment of the debt and accrued interest. Because of the foreclosure, the Registrant's financial statements included herein, as of December 31, 2000, reflect the transfer of the Property to the Lender.

(e) Loan Costs

Loan costs were amortized by the straight-line method over the thirteen-year term of the note receivable from affiliate. All loan costs not amortized at the date of foreclosure, December 29, 2000, were written off as part of bad debt expense.

RAINES LENDERS, L.P.

(A Limited Partnership)

Notes to Financial Statements

(1) Summary of Significant Accounting Policies (continued)

(f) Income Taxes

No provision has been made for Federal or state income taxes since such taxes are the responsibility of the Partners. Beginning in 2000, the Partnership pays state income taxes on earnings from Tennessee operations.   Annually, the Partners receive from the Partnership IRS form K-1's, which provide them with their respective share of taxable income (or losses), deductions, and other tax related information. The Partnership accounts for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

Cumulative unpaid preferred returns are $4,947,759 and $4,272,759 at December 31, 2000 and 1999, respectively.

(h) Comprehensive Income

Comprehensive income is defined as the change in equity of a business enterprise during a period associated with transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. During the years ended December 31, 2000, 1999, and 1998. the Partnership had no components of other comprehensive income. Accordingly, comprehensive loss for each of the years was the same as net loss.

RAINES LENDERS, L.P.

(A Limited Partnership)

Notes to Financial Statements

(1) Summary of Significant Accounting Policies (continued)

  Land and Improvements Held for sale

At December 31, 2000, land and improvements held for sale are recorded at their fair value and include approximately 200 acres of partially developed land on Raines Road in Memphis, Tennessee, adjacent to the Memphis International Airport.

The Registrant foreclosed on its lien on the Property on December 29, 2000 at a bid price of $5,400,000, based on (i) the outstanding loan and interest receivables balance and (ii) the Registrant's estimate of the retail market value of the property. The Registrant subsequently obtained a third-party appraisal to help ascertain the appropriate fair value of the property. The fair value of the Property is difficult to determine since there have been no sales activity over the past three years. The primary factors in determining the fair value of the Property are (i) discount rate to apply to anticipated future net cash flows, (ii) the sales pricing obtainable for both the smaller and larger parcels, (iii) the amount of money needed to be spent to obtain these sales prices and (iv) the period of time it will it take to sell the property at these assumed sales prices. Based on the specific assumptions set out in the appraisal report and the estimate of the Net Present Value of the Property reflected in the appraisal, the Registrant (i) recorded the Property at a fair value of $3,400,000 and (ii) recorded bad debt expense of $2,363,088.

Long-lived assets to be disposed of are reported at the lower of the carrying amount or fair value less estimated costs to sell. The fair value of the assets can be determined externally, using appraisals, or internally using discounted future net cash flows. At December 31, 2000 the fair value was determined by an appraisal. If such assets are considered impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value less estimated costs to sell of the assets. If impaired, management establishes an allowance for impairment with a corresponding charge to earnings. Losses upon the sale of the assets are recognized against the allowance to the extent available.

(j) Income Recognition

Income from sales of land and improvements held for sale is generally recorded on the accrual basis when the buyer's financial commitment is sufficient to provide economic substance to the transaction, and when other criteria of SFAS No. 66 " Accounting for Sales of Real Estate" are satisfied. For sales of real estate where both cost recovery is reasonably certain and the collectibility of the contract price is reasonably assured, but the transaction does not meet the remaining requirements to be recorded on the accrual basis, profit is deferred and recognized under the installment method, which recognizes profit as collections of principal are received. If developments subsequent to the adoption of the installment method occur which cause the transaction to meet the requirements of the full accrual method, the remaining deferred profit is recognized at that time. Any losses on sales of real estate are recognized at the time of the sale.

RAINES LENDERS, L.P.
(A Limited Partnership)
Notes to Financial Statements

(2) Related Party Transactions

The General Partner and its affiliates have been actively involved in managing the Partnership. Affiliates of the General Partner receive fees for performing certain services. Expenses incurred for these services are as follows:

	2000	1999	1998

Mortgage servicing fee	$9,000	9,000	9,000
Accounting fees	$7,027	2,600	2,800

Due to affiliates of $94,035, and $27,100 at December 31, 2000 and 1999, respectively, is non-interest bearing.

(3) Restricted Cash

At December 31, 2000, the Partnership has cash balances of $140,774 restricted by the City of Memphis to be used to fund property improvements, consisting of road and utility work.

(4) Land and Improvements Held for sale

Land and improvements held for sale at December 31, was $3,400,000. The aggregate cost for federal income tax purposes of land and improvements held for sale was $5,472,165 at December 31, 2000.

(5) Income taxes

The Partnership's income tax expense relates to state income taxes on income from continuing operations in Tennessee.

The only differences between the tax basis and reported amounts of the Partnership's assets and liabilities relate to the capitalized cost and valuation of land and improvements held for investment. For income tax purposes certain amounts that were capitalized as additional land improvement costs for book purposes were currently deducted, and the valuation allowance was not recognized. The tax effect of these temporary differences at December 31, 2000 represents a deferred tax asset which has been fully reserved, since management believes it is more likely than not that related tax benefits will not be realized.

(6) Liquidity

The Partnership has suffered recurring losses from operations and has a net working capital deficiency at December 31, 2000. At December 31, 2000, the Partnership had unrestricted cash and receivables of $6,700, liabilities to affiliates of $94,035, and liabilities to non-affiliated entities of $223,119. The cash and receivables are insufficient to fund ongoing operations. The Partnership owns assets with a fair value of $3,547,474 and has liabilities of $317,154. The General Partner believes that the substantial equity available to the Partnership will allow financing options that will sustain the Partnership until sufficient sales have closed to fund all liabilities and partnership operations. If funds are not sufficient in 2001, the General Partner can defer the collection of fees for certain affiliated expenses and can provide advances until cash becomes available. F-9

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

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

The General Partners of 222 Raines, Ltd. are as follows:

Steven D. Ezell

Steven D. Ezell, age 47, is a General Partner of 222 Raines, Ltd. He is the President and sole shareholder of 222 Partners, Inc. He has been an officer of 222 Partners, Inc. from September 17, 1986 through the current period. Mr. Ezell is President and 50% owner of Landmark Realty Services Corporation. For the prior four years, Mr. Ezell was involved in property acquisitions for Dean Witter Realty Inc. in New York City, most recently as Senior  Vice President. Steven D. Ezell is the son of W. Gerald Ezell.

Michael A. Hartley

Michael A. Hartley, age 41, is Secretary/Treasurer and a Vice President of 222 Partners, Inc. He has been an officer of 222 Partners, Inc. from September 17, 1986 through the current period. Mr. Hartley is Vice President and 50% owner of Landmark Realty Services Corporation. Prior to joining Landmark in 1986, Mr. Hartley was Vice President of Dean Witter Realty Inc.; a New York- based real estate investment firm.

222 Partners Inc.

222 Partners, Inc. was formed in September 1986 and serves as General Partner for several other real estate investment limited partnerships. The directors of 222 Partners, Inc. are W. Gerald Ezell, Steven D. Ezell, and Michael A. Hartley.

W. Gerald Ezell

W. Gerald Ezell, age 71, serves on the Board of Directors of 222 Partners, Inc. Until November 1985, Mr. Ezell had been for over 20 years an agency manager for Fidelity Mutual Life Insurance Company and a registered securities principal of Capital Analysts Incorporated, a wholly owned subsidiary of Fidelity Mutual Life Insurance Company.

Item 11. Executive Compensation

During 2000, Registrant was not required to and did not pay remuneration to any executives, partners of the General Partner or any affiliates, except as set forth in Item 13 of this report, "Certain Relationships and Related Transactions."

The General Partner does participate in the Profits, Losses and Distributions of the Registrant as set forth in the Partnership Agreement.

Item 12. Security Ownership of Certain Beneficial Owners and Management

As of February 28, 2001 no person or "group" (as that term is used in Section 3(d) (3) of the Securities Exchange Act of 1934) was known by the Registrant to beneficially own more than five percent of the Units of Registrant.

As of the above date, the Registrant knew of no officers or directors of 222 Partners, Inc. that beneficially owned any of the units of the Registrant.

There are no arrangements known by the Registrant, the operation of which may, at a subsequent date, result in a change in control of the Registrant.

Item 13. Certain Relationships and Related Transactions

During 2000, no affiliated entities have earned compensation for services from the Registrant in excess of $60,000. For a listing of all miscellaneous transactions with affiliates, which were less than $60,000, refer to Note 2 to the Financial Statements in Item 8.

The Registrant loaned $4,700,000 to Raines Road, L.P., an affiliated partnership, during 1989. On December 29, 2000, the Registrant foreclosed on the debt of Raines Road, L.P. due to defaults on the loan agreement

PART IV

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

10A Participating Loan Agreement by and among Raines Road, LP and the Registrant, incorporated by reference to Exhibit 10.1 to Registrant's Form S-18 Registration Statement as filed on January 4, 1989.

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

(b) No reports on Form 8-K have been filed during the last quarter of 2000.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
RAINES LENDERS, L.P.
By: 222 Raines, Ltd.
General Partner
DATE: April 16, 2001	By: /s/ Steven D. Ezell
General Partner
DATE: April 16, 2001	By: /s/ Michael A. Hartley
General Partner
By: 222 Partners, Inc.
General Partner
DATE: April 16, 2001	By: /s/ Michael A. Hartley
Secretary/Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.
RAINES LENDERS, L.P.
By: 222 Raines, Ltd.
General Partner
DATE: April 16, 2001	By: /s/ Steven D. Ezell
General Partner
DATE: April 16, 2001	By: /s/ Michael A. Hartley
General Partner
By: 222 Partners, Inc.
General Partner
DATE: April 16, 2001	By: /s/ Michael A. Hartley
Secretary/Treasurer

Supplement Information to be Furnished with Reports filed Pursuant to Section 15(d) of the Act by Registrant Which Have Not Registered Securities Pursuant to Section 12 of the Act: No annual report or proxy material has been sent to security holders.

Exhibits filed to Item 14(a)(3):

RAINES LENDERS, L.P.

(A Delaware Limited Partnership)

Exhibit Index

Exhibit
3

Amended and Restated Certificate and Agreement of Limited Partnership, incorporated by reference to Exhibit A to the Prospectus of Registrant dated April 3, 1989 filed pursuant to Rule 424(b) of the Securities and Exchange Commission

10A	Participating Loan Agreement by and among Raines Road, L.P., incorporated by reference to Exhibit 10.1 to registrant's Form S-18 Registration Statement as filed on January 4, 1989
10B

Deed of Trust, Assignment of Leases and Security Agreement by and among Raines Road, L.P. and the Registrant, incorporated by reference to Exhibit 10.2 of the Registrant's Form S-18 Registration Statement as filed on January 4, 1989.

10C	Participating Mortgage Note of Raines Road, L.P. to Raines Lenders, L.P., incorporated by reference to Exhibit 10.3 to Registrant's Form S-18 Registration Statement as filed on January 4, 1989.
22	Subsidiaries-Registrant has no subsidiaries

.