Form 10-Q
period 2001-03-31
RAINES LENDERS L P
filed 2001-05-21
CIK 845399

FORM 10-Q.--QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

(As last amended in Rel. No. 31326, eff. 10/22/92.)

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of

the Securities Exchange Act of 1934

For the period ended March 31, 2001

[ ] Transition Report Pursuant to Section 13 or 15(d) of

the Securities Exchange Act of 1934

For the transition period from _______to _______

Commission File Number: 33-26327

RAINES LENDERS, L.P.

(Exact name of Registrant as specified in its charter)
Delaware	62-1375240
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification)
4400 Harding Road, Suite 500,Nashville, Tennessee	37205
(Address of principal executive office)	(Zip Code)

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

YES X NO

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

RAINES LENDERS, L.P.

(A Delaware Limited Partnership)

FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2001 and 2000

(Unaudited)

INDEX

Financial Statements

Balance Sheets 3

Statements of Operations 4

Statements of Cash Flows 5

Notes to Financial Statements 6

RAINES LENDERS, L.P.

(A Limited Partnership)

BALANCE SHEETS

(Unaudited)

ASSETS	March 31, 2001	December 31, 2000
Cash	$4,265	$54
Restricted cash	-	140,774
Land and improvements held for sale	3,400,000	3,400,000
Interest receivable	-	6,646

Total assets	$3,404,265	$3,547,474

LIABILITIES AND PARTNERS' EQUITY
Liabilities:

Accounts payable	$13,910	$38,211
State franchise tax payable	1,158	7,030
Due to affiliate	-	94,035
Property tax payable	201,971	177,878
Total liabilities	217,039	317,154

Partners' equity:

Limited partners (5,625 units outstanding)
General partner

Total partners' equity	3,187,226	3,230,320

Total liabilities and partners' equity	$3,404,265	$3,547,474

See accompanying notes to financial statements.

RAINES LENDERS, L.P.

(A Limited Partnership)

STATEMENTS OF OPERATIONS

(Unaudited)
	Three months ended March 31,
	2001	2000

EXPENSES:

Legal and accounting	7,300	3,343
Mortgage servicing fee	-	2,250
State tax expense	1,158	-
Interest	7,348	-
General and administration	945	919
Amortization	-	4,447
Management fee	2,250
Property tax expense	24,093

Total expenses	43,094	10,959

NET LOSS	$ (43,094)	$(10,959)

Net loss per limited partner unit (5,625) outstanding	(7.66)	(1..95)

See accompanying notes to financial statements

RAINES LENDERS, L.P.

(A Limited Partnership)

STATEMENTS OF CASH FLOWS

(Unaudited)
	Three months ended March 31,
	2001	2000
Cash flows from operating activities:

Net loss	$(43,094)	$ (10,959)
Adjustments to reconcile net loss to net cash provided by operating activities:

Decrease in restricted cash	140,774	-
Amortization	--	4,447
Decrease in interest receivable from affiliate	6,646	-
(Decrease) increase in accounts payable	(24,301)	2,287
Increase in due from affiliate	--	4,343
Decrease in state franchise tax payable	(5,872)	-
Increase in property tax payable	24,093	-
Decrease in due to affiliates	(94,035)	-
Net cash used in operating activities	4,211	118

Net change in cash	4,211	118

Cash at beginning of period	54	254

Cash at end of period	$4,265	$ 372

See accompanying notes to financial statements.

RAINES LENDERS, L.P.

(A Limited Partnership)

NOTES TO THE FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2001 AND 2000

(Unaudited)

A. ACCOUNTING POLICIES

The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Form 10-K for the year ended December 31, 20001. In the opinion of management such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to summarize fairly the Partnership's financial position and results of operations. The results of operations for the three month period ended March 31, 2001 may not be indicative of the results that may be expected for the year ending December 31, 2001.

B. RELATED PARTY TRANSACTIONS

The General Partner and its affiliates have been actively involved in managing the Partnership. Compensation earned for these services were as follows:

	Three months ended March 31,
	2001	2000
Mortgage Servicing Fee	$2,250	$ 2,250
Accounting Fees	800	400

C. COMPREHENSIVE INCOME

During the three month periods ended March 31, 2001, and 2000, the Partnership had no components of other comprehensive income.  Accordingly, comprehensive loss for each of the periods was the same as net loss.

D. LIQUIDITY

The Partnership has suffered recurring losses from operations and has a net working capital deficiency at March 31, 2001. At March 31, 2001, the Partnership had unrestricted cash and receivables of $4,265, liabilities to non-affiliated entities of $217,039. The cash and receivables are insufficient to fund ongoing operations. The Partnership owns assets with a fair value of $3,547,474 and has liabilities of $217,039. The General Partner believes that the substantial equity available to the Partnership will allow financing options that will sustain the Partnership until sufficient sales have closed to fund all liabilities and partnership operations. If funds are not sufficient in 2001, the General Partner can defer the collection of fees for certain affiliated expenses and can provide advances until cash becomes available.


Item 2.Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations for the Quarter Ended March 31, 2001.

The Partnership's primary business was to lend monies to Raines Road, L.P. ("the Borrower"). On December 29, 2000, the Registrant foreclosed on the debt of Raines Road, Ltd. due to defaults on the loan agreement and took possession of land which was collateral on the loan.

The Registrant had no property sales during the first quarter of 2001.

Financial Condition and Liquidity

As of April 30, 2001 the Registrant had $4,265 in cash reserves.  This balance is not sufficient to meet the operating needs of the Registrant. Unless the Registrant has a sale, the General Partner will assist the Registrant in meeting operational needs through affiliated loans.

Part II. OTHER INFORMATION

Item 6. Exhibits and Reports on form 8-K

(a) Exhibits

(b) No 8-K's have been filed during this quarter.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RAINES LENDERS, L.P.

By: 222 RAINES LTD.

General Partner
Date: May 21, 2001	By: /s/ Steven D. Ezell
General Partner

By: 222 PARTNERS, INC.

General Partners

Date: May 21, 2001	By: /s/ Michael A. Hartley
Secretary/Treasurer