Form 10-Q
period 2001-06-30
RAINES LENDERS L P
filed 2001-08-14
CIK 845399

FORM 10-Q.--QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended June 30, 2001

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

YES X NO

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

RAINES LENDERS, L.P.

(A Limited Partnership)

FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2001 AND 2000

(Unaudited)

INDEX

Financial Statements

Balance Sheets 3

Statements of Operations 4

Statements of Cash Flows 5

Notes to Financial Statements 6

RAINES LENDERS, L.P.

(A Limited Partnership)

BALANCE SHEETS

(Unaudited)
ASSETS	June 30, 2001	December 31, 2000
Cash	$1	$54
Restricted cash	-	140,774
Land and improvements held for sale	3,400,000	3,400,000
Interest receivable	-	6,646

Total assets	$3,400,001	$3,547,474

LIABILITIES AND PARTNERS' EQUITY
Liabilities:

Accounts payable	$6,150	$38,211
State franchise tax payable	1,935	7,030
Due to affiliate	44,000	94,035
Property taxes payable	223,053	177,878
Total liabilities	275,138	317,154

Partners' equity:

Limited partners (5,625 units outstanding)	3,124,863	3,230,320
General partner	-

Total partners' equity	3,124,863	3,230,320

Total liabilities and partners' equity	$3,400,001	$3,547,474

See accompanying notes to financial statements.

RAINES LENDERS, L.P.

(A Limited Partnership)

STATEMENTS OF OPERATIONS

(Unaudited)
	Three months ended		Six months ended June 30,
	June 30,
	2001	2000	2001	2000

Revenue:

State tax refund	$9,358		$8,200
Total Revenue	9,358		8,200

EXPENSES:

Legal and accounting	$43,665	$7,843	$50,965	$11,186
Property management and mortgage servicing fee	2,250	2,250	4,500	4,500
Interest	-	-	7,348	-
General and administration	1,712	7,730	2,657	8,649
Amortization	-	4,447	-	8,894
Property tax expense	24,094	-	48,187

Total expenses	71,721	22,270	113,657	33,229

NET LOSS	$(62,363)	(22,270)	$(105,457)	(33,229)

Net loss per limited partner unit (5,625) outstanding	$(11.09)	$(3.96)	$(18.75)	$(5.91)

See accompanying notes to financial statements

RAINES LENDERS, L.P.

(A Limited Partnership)

STATEMENTS OF CASH FLOWS

(Unaudited)
	Six months ended June 30,
	2001	2000
Cash flows from operating activities:

Net loss	$(105,457)	$(33,229)
Adjustments to reconcile net loss to net cash provided by operating activities:

Decrease in restricted cash	140,774	-
Amortization	-	8,894
Decrease in interest receivable from affiliate	6,646	-
(Decrease) increase in accounts payable	(32,061)	24,400
Decrease in state franchise tax payable	(5,095)	-
Increase in property tax payable	45,175	-
Decrease in due to affiliates	(50,035)	-
Net cash provided by operating activities	105,404	33,294

Net change in cash	(53)	65

Cash at beginning of period	54	254

Cash at end of period	$1	$319

See accompanying notes to financial statements.

RAINES LENDERS, L.P.

(A Limited Partnership)

NOTES TO THE FINANCIAL STATEMENTS

For the Three and Six Months Ended June 30, 2001 AND 2000

(Unaudited)

A. ACCOUNTING POLICIES

The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Form 10-K for the year ended December 31, 2001. In the opinion of management such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to summarize fairly the Partnership's financial position and results of operations. The results of operations for the six month period ended June 30, 2001 may not be indicative of the results that may be expected for the year ending December 31, 2001.

B. RELATED PARTY TRANSACTIONS

The General partner and its affiliates have been actively involved in managing the Partnership. Compensation earned for these services were as follows:

	Six months ended June 30,
	2001	2000
Property and mortgage servicing fee	$4,500	$4,500
Accounting Fees	15,600	7,827

C. COMPREHENSIVE INCOME

During the six-month periods ended June 30, 2001, and 2000, the Partnership had no components of other comprehensive income.  Accordingly, comprehensive loss for each of the periods was the same as net loss.

D. LIQUIDITY

The Partnership has suffered recurring losses from operations and has a net working capital deficiency at June 30, 2001. This raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. At June 30, 2001, the Partnership had unrestricted cash of $1, liabilities to non-affiliated entities of $231,138. The cash is insufficient to fund ongoing operations. The Partnership owns assets with a fair value of $3,400,001 and has liabilities of $275,138. If funds are not sufficient to meet operational expenses in 2001, the General partner can defer the collection of fees for certain affiliated expenses and can provide advances until cash becomes available.


Item 2.Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations for the Quarter Ended June 30, 2001.

The Partnership's primary business was to lend monies to Raines Road, L.P. ("the Borrower"). On December 29, 2000, the Registrant foreclosed on the debt of Raines Road, Ltd. due to defaults on the loan agreement and took possession of land, which was collateral on the loan.

The Registrant had no property sales during the second quarter of 2001. Operations of the Registrant do not compare to the prior year because the Registrant has expenses, such as property taxes that it did not have prior to the foreclosure. These expenses are comparable to the same expenses of the Borrower in the prior year. Legal and accounting expenses are higher in 2001 due to incurring accounting fees for the Registrant and the Borrower in 2001.

Financial Condition and Liquidity

The Partnership has suffered recurring losses from operations and has a net working capital deficiency at June 30, 2001. At June 30, 2001, the Partnership had unrestricted cash of $1, liabilities to non-affiliated entities of $231,138. The cash and receivables are insufficient to fund ongoing operations. The Partnership owns assets with a fair value of $3,400,001 and has liabilities of $275,138. If funds are not sufficient to meet operational expenses in 2001, the General partner can defer the collection of fees for certain affiliated expenses and can provide advances until cash becomes available.

Part II. OTHER INFORMATION

Item 6. Exhibits and Reports on form 8-K

(a) Exhibits

(b) No 8-K's have been filed during this quarter.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RAINES LENDERS, L.P.

By: 222 RAINES LTD.

General Partner
Date: August 14, 2001	By: /s/ Steven D. Ezell
General Partner

By: 222 PARTNERS, INC.

General Partners

Date: August 14, 2001	By: /s/ Michael A. Hartley
Secretary/Treasurer