Form 10-Q
period 2001-09-30
RAINES LENDERS L P
filed 2001-11-13
CIK 845399

FORM 10-Q.--QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended September 30, 2001

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

YES X NO

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

RAINES LENDERS, L.P.

(A Limited Partnership)

FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

(Unaudited)

INDEX

Financial Statements

Balance Sheets 2

Statements of Operations 3

Statements of Cash Flows 4

Notes to Financial Statements 5

RAINES LENDERS, L.P.

(A Limited Partnership)

BALANCE SHEETS

(Unaudited)
	September 30, 2001	December 31, 2000
ASSETS

Cash	$54	54
Restricted cash	139,200	140,774
Land and improvements held for sale	3,400,000	3,400,000
Interest receivable	0	6,646

Total Assets	$3,539,254	3,547,474

LIABILITIES AND PARTNERS' EQUITY

Due to affiliate	$189,200	94,035
Accounts payable	9,150	38,211
Franchise tax payable	968	7,030
Property tax payable	247,146	177,878

Total Liabilities	446,464	317,154

Partners' equity:

Limited partners, 5,625 units outstanding	3,092,790	3,230,320
General partner	0	0

Total partners' equity	3,092,790	3,230,320

Total liabilities and partners' equity	$3,539,254	3,547,474

See accompanying notes to financial statements.

RAINES LENDERS, L.P.

(A Limited Partnership)

STATEMENTS OF OPERATIONS

(Unaudited)
	Three months ended		Nine months ended
	September 30,
	2001	2000	2001	2000
Revenue:

Other income	$4,065	0	12,265	0

Total revenues	4,065	0	12,265	0

Expenses:

State tax expense	3,472	3,530	3,472	10,590
Property tax expense	24,093	0	72,279	0
Management and Administration fees	2,250	2,250	6,750	6,750
Legal and accounting fees	6,000	400	56,966	11,586
Office administration expense	323	676	2,980	2,265
Interest expense	0	0	7,348	0
Amortization	0	4,447	0	13,341

Total expenses	36,138	11,303	149,795	44,532

Net loss	$<32,073>	<11,303>	<137,530>	<44,532>
Net loss per limited unit (5,625 units outstanding)	($5.70)	(2.01)	(24.45)	(7.92)

See accompanying notes to financial statements

RAINES LENDERS, L.P.

(A Limited Partnership)

STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended September 30,
	2001	2000
Cash flows from operating activities:

Net loss	<137,530>	<44,532>
Adjustments to reconcile net loss to net cash provided by operating activities:
Increase in due to affiliates	95,165	33,600
Decrease in restricted cash	1,574	0
Decrease in interest receivable	6,646	0
Amortization	0	13,341
Decrease in accounts payable	<29,061>	<2,100>
Increase in property tax payable	69,268	0
Decrease in state franchise tax payable	<6,062>	0

Net cash provided by operating activities	0	309

Net increase in cash	0	309

Cash at beginning of period	54	254
Cash at end of period	54	563

See accompanying notes to financial statements.

RAINES LENDERS, L.P.

(A Limited Partnership)

NOTES TO THE FINANCIAL STATEMENTS

For the Three and Nine Months Ended September 30, 2001 AND 2000

(Unaudited)

A. ACCOUNTING POLICIES

The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Form 10-K for the year ended December 31, 2001. In the opinion of management such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to summarize fairly the Partnership's financial position and results of operations. The results of operations for the nine month period ended September 30, 2001 may not be indicative of the results that may be expected for the year ending December 31, 2001.

B. RELATED PARTY TRANSACTIONS

The General partner and its affiliates have been actively involved in managing the Partnership. Compensation earned for these services were as follows:

	Nine months ended September 30,
	2001	2000
Management and Administrative fees	$6,750	5,750
Accounting Fees	16,100	8,643

C. COMPREHENSIVE INCOME

During the nine-month periods ended September 30, 2001, and 2000, the Partnership had no components of other comprehensive loss.  Accordingly, comprehensive loss for each of the periods was the same as net loss.

D. LIQUIDITY

The Partnership has suffered recurring losses from operations and has a net working capital deficiency at September 30, 2001. This raises uncertainty about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. At September 30, 2001, the Partnership had unrestricted cash of $54 and liabilities to non-affiliated entities of $257,264. The cash is insufficient to fund ongoing operations. The Partnership owns assets with a fair value of $3,539,254 and has liabilities of $446,464. If funds are not sufficient to meet operational expenses in 2001, the General partner can defer the collection of fees for certain affiliated expenses and can provide advances until cash becomes available.


Item 2.Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations for the Quarter Ended September 30, 2001.

The Partnership's primary business was to lend monies to Raines Road, L.P. ("the Borrower"). On December 29, 2000, the Registrant foreclosed on the debt of Raines Road, Ltd. due to defaults on the loan agreement and took possession of land, which was collateral on the loan.

The Registrant had no property sales during the third quarter of 2001. Operations of the Registrant do not compare to the prior year because the Registrant has land expenses, such as property taxes that it did not have prior to the foreclosure. Legal and accounting expenses are higher in 2001 due to incurring accounting fees for the Registrant and the Borrower in 2001. All intangible assets were fully amortized in 2000. Interest expense in 2001 is on loans from affiliates.

Financial Condition and Liquidity

The Partnership has suffered recurring losses from operations and has a net working capital deficiency at September 30, 2001. At September 30, 2001, the Partnership had unrestricted cash of $54 and liabilities to non-affiliated entities of $257,264. The cash is insufficient to fund ongoing operations. The Partnership owns assets with a fair value of $3,539,254 and has liabilities of $446,464. If funds are not sufficient to meet operational expenses in 2001, the General partner can defer the collection of fees for certain affiliated expenses and can provide advances until cash becomes available.

In July 2001, the FASB issued Statement 143, "Accounting for Asset Retirement Obligations" (SFAS 143). The Partnership is required to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the Partnership will capitalize a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, the Partnership either will settle the obligation for its recorded amount or will incur a gain or loss upon settlement. The standard is effective for fiscal years beginning after June 15, 2002, with earlier adoption permitted. The Partnership does not expect the adoption of this standard to have a material effect on the Partnership's revenue, operating results or liquidity.

In August 2001, the Financial Accounting Standards Board issued FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (Statement 144), which supersedes both FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of (Statement 121) and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions (Opinion 30), for the disposal of a segment of a business (as previously defined in that Opinion). Statement 144 retains the fundamental provisions in Statement 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with Statement 121. For example, Statement 144 provides guidance on how a long-lived asset that is used as part of a group should be evaluated for impairment, establishes criteria for when a long-lived asset is held for sale, and prescribes the accounting for a long-lived asset that will be disposed of other than by sale. Statement 144 retains the basic provisions of Opinion 30 on how to present discontinued operations in the income statement but broadens that presentation to include a component of an entity (rather than a segment of a business). Unlike Statement 121, an impairment assessment under Statement 144 will never result in a write-down of goodwill. Rather, goodwill is evaluated for impairment under Statement No. 142, Goodwill and Other Intangible Assets.

The Company is required to adopt Statement 144 no later than the year beginning after December 15, 2001, and plans to adopt its provisions for the quarter ending March 31, 2002. Management does not expect the adoption of Statement 144 for long-lived assets held for use to have a material impact on the Company's financial statements because the impairment assessment under Statement 144 is largely unchanged from Statement 121. The provisions of the Statement for assets held for sale or other disposal generally are required to be applied prospectively after the adoption date to newly initiated disposal activities. Therefore, management cannot determine the potential effects that adoption of Statement 144 will have on the Company's financial statements.

Part II. OTHER INFORMATION

Item 6. Exhibits and Reports on form 8-K

(a) Exhibits - none

(b) No 8-K's have been filed during this quarter.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RAINES LENDERS, L.P.
By: 222 RAINES LTD.
General Partner
Date: November 14, 2001	By:/s/ Steven D. Ezell
General Partner

By: 222 PARTNERS, INC.
General Partner
Date: November 14, 2001	By: /s/ Michael A. Hartley
Secretary/Treasurer