Form 10-K
period 2001-12-31
RAINES LENDERS L P
filed 2002-03-27
CIK 845399

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended
December 31, 2001

or

[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _______to_______

Commission File Number
33-26327-A

RAINES LENDERS, L.P.
(Exact name of Registrant as specified in its charter)

Delaware	62-1375240
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
One Belle Meade Place 4400 Harding Road, Suite 500 Nashville, Tennessee	37205
(Address of principal executive offices)	(Zip Code)
Registrant's telephone number, including area code:	(615) 292-1040

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of each exchange on which registered
None	None

Securities registered pursuant to Section 12(g) of the Act:

UNITS OF LIMITED PARTNERSHIP INTEREST

(Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.  YES X NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy of information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [X]

The aggregate sales price of the Units of Limited Partnership Interest to non-affiliates was $5,625,000 as of April 3, 1989.  This does not reflect market value, but is the price at which these Units of Limited Partnership Interest were sold to the public.  There is no current market for these Units.

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

Prior to December 29, 2000, the Registrant's primary business was to lend monies to Raines Road, L.P., an affiliated partnership, which was engaged primarily in the business of acquiring, developing and disposing of certain undeveloped real estate in Memphis, Tennessee (the "Property"). The General Partner determined that the value of the underlying collateral could not result in full payment of the debt and accrued interest. On December 29, 2000, the Registrant foreclosed on the debt of Raines Road, L.P. due to defaults on the loan agreement. Because of the foreclosure, the Registrant's financial statements included herein, as of December 31, 2000, reflect the transfer of the Property to the Registrant.

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

The land taken in foreclosure consists of approximately 200 acres of partially developed land on Raines Road in Memphis, Tennessee, adjacent to the Memphis International Airport (the "Property"). The Property is zoned for a wide variety of light industrial, warehouse, office-warehouse and distribution uses. All utilities, including water, sewer, electricity and natural gas, are available to the Property.

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

The Registrant has no employees. Administrative services are being provided under a contractual agreement with Landmark Realty Services Corporation, an affiliate of the General Partner.

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

Registrant is not a party to material legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders

The security holders of Registrant did not vote on any matter during the fiscal year covered by this report.

PART II

Item 5. Market for Registrants' Units of Limited Partnership Interest and Related Security Holder Matters

There is no established market for the Units, and it is not anticipated that any will exist in the future. On April 3, 1989, the Registrant commenced an offering to the public of 5,625 Units of Limited Partnership Interests at $1,000 per Unit. The offering of $5,625,000 was fully subscribed and closed on December 15, 1989.  As of February 28, 2002, there were 488 holders of record of the Units of Limited Partnership Interests.

There were no distributions made in 2001, 2000 or 1999. Other than liquidity constraints, there are no material restrictions upon the Registrant's present or future ability to make distributions in accordance with the provisions of Registrant's Limited Partnership Agreement.

Item 6. Selected Financial Data

For the Year Ended
December 31,
	2001	2000	1999	1998	1997

Total Revenues	$12,265	$102	$ --	$489	$564,066
Net (loss) income	(197,899)	(2,418,405)	(39,996)	(1,623,529)	523
Net (loss) income per limited partner	(35.18)	(429.94)	(7.11)	(288.63)	0.09
Distributions per limited partner unit	-	-	-	-	125
Total assets	3,548,005	3,547,474	5,675,825	5,693,721	7,312,250
Note receivable from affiliate	-	-	4,700,000	4,700,000	4,700,000
Interest receivable from affiliate	$--	$--	$932,923	$932,923	$2,524,934

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The Registrant foreclosed on its lien on the Property on December 29, 2000 at a bid price of $5,400,000, based on (i) the outstanding loan and interest receivables balance and (ii) the Registrant's estimate of the retail market value of the property. The Registrant subsequently obtained a third-party appraisal to help ascertain the appropriate fair value of the property. The fair value of the Property was difficult to determine since there have been no sales activity over the past three years. The primary factors in determining the fair value of the Property are (i) discount rate to apply to anticipated future net cash flows, (ii) the sales pricing obtainable for both the smaller and larger parcels, (iii) the amount of money needed to be spent to obtain these sales prices and (iv) the period of time it will it take to sell the property at these assumed sales prices. Based on the specific assumptions set out in the appraisal report and the estimate of the Net Present Value of the Property reflected in the appraisal, the Registrant (i) recorded the Property at a fair value of $3,400,000 and (ii) recorded bad debt expense of $2,363,088.

Due to the foreclosure, the operations of the Registrant include property expenses and expenses from foreclosure beginning in 2001. Miscellaneous income in 2001 represents the refund of estimated payments made on franchise and excise tax. The increase in 2001 legal and accounting fees is due to the foreclosure. General and administrative costs increased from 1999 due to the foreclosure of the Property. In 2000, unamortized capitalized loan costs at December 29, 2000 were written off and recorded as bad debt expense due to the foreclosure. The State of Tennessee enacted legislation to assess franchise and excise tax on limited partnerships beginning with the year ending December 31, 2000. Property taxes in 2001 reflect those taxes due for the first year the property was owned by the Registrant.

Financial Condition and Liquidity

At December 31, 2001, the Partnership had unrestricted cash of $44 and liabilities to non-affiliated entities of $515,584. The cash is insufficient to fund ongoing operations. The Partnership owns assets with a carrying value of $3,548,005 and has total liabilities of $515,584. If funds are not sufficient to meet operational expenses in 2002, the General Partner will defer the collection of fees for certain affiliated expenses and will provide advances until cash becomes available. Further, on December 31, 2001, the Registrant secured a line of credit from a bank totaling $600,000 and can draw down on this line as necessary to fund operations. At December 31, 2001, the Registrant had drawn down $321,352, which bears interest at a prime rate of 4.75% at December 31, 2003 and is due December 21, 2002

Critical Accounting Policies

As discussed in Note 1 to the financial statements, land and improvements held for sale is reported at the lower of carrying value or estimated fair value less estimated costs to sell (Fair Value). To determine the Fair Value, management estimates the future discounted net cash flows using a discount rate commensurate with the risk associated with the property. If this land is considered impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the Fair Value. Inherent in the calculation of future discounted net cash flows are certain significant management judgments and estimates including, among others, liquidation period, discount rate, selling price, and costs to sell, which significantly impact the Fair Value. Based upon management's analysis of the Partnership's land and improvements held for sale, no impairment charge was necessary at December 31, 2001.

Contractual Obligations and Commitments

At December 31, 2001, the Partnership has no capital lease obligations, operating leases, unconditional purchase obligations or other long term obligations. The Partnership does not enter into derivative transactions. The partnership has a line of credit of $600,000 at a bank and has drawn down $321,352 on the line at December 31, 2001. Interest on this amount is at prime rate (4.75% at December 31, 2001) and amounts drawn down are due December 21, 2002. At December 31, 2001and 2000, the Partnership has cash balances of $139,200 and $140,774, respectively, restricted by the City of Memphis to be used to fund property improvements, consisting of road and utility work. This restricted cash secures a letter of credit in the same amount to ensure the required developments are made. The Partnership may also borrow from the General Partner in order to meet cash flow needs and may have amounts payable to the General Partner for management fees or other services. At December 31, 2001, the Partnership had no borrowings from the General Partner. Transactions with the General Partner and affiliates are discussed in footnote 2 to the financial statements.

Recently Issued Accounting Standards

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards Number 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS No. 144). SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. SFAS No. 144 requires companies to separately report discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale abandonment or in a distribution to owners) or is classified as held for sale. Assets to be disposed of are reported at the lower of the carrying amount or fair value less selling costs. The Partnership is required to adopt SFAS No. 144 on January 1, 2002. The Partnership does not anticipate that the adoption of SFAS No. 144 will have a significant impact on the financial condition or results of operations.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

The Registrant has no significant market risk exposure as defined by Item 305 of Regulation S-K of the Securities Exchange Act of 1934.

Item 8. Financial Statements and Supplementary Data

RAINES LENDERS, L.P.

(A Limited Partnership)

FINANCIAL STATEMENTS

INDEX

Independent Auditors' Report

The Partners

Raines Lenders, L.P.:

We have audited the accompanying balance sheets of Raines Lenders, L.P. (a limited partnership) as of December 31, 2001 and 2000, and the related statements of operations, partners' equity, and cash flows for each of the years in the three-year period ended December 31, 2001. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Raines Lenders, L.P. at December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the years in the three- year period ended December 31, 2001, in conformity with accounting principles generally accepted  in the United States of America.

The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern. As discussed in Note 5 to the financial statements, the Partnership has suffered recurring losses from operations and has a net working capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 5. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

KPMG LLP

Nashville, Tennessee

February 1, 2002

RAINES LENDERS, L.P.

(A Limited Partnership)

Balance Sheets

December 31, 2001 and 2000

Assets	2001	2000
Cash	$44	$54
Restricted cash	139,200	140,774
Interest receivable	-	6,646
Land and improvements held for sale	3,400,000	3,400,000
Loan costs	8,761	--
Total assets	$3,548,005	$3,547,474
Liabilities and Partners' Equity
Liabilities
Due to affiliates	$--	$94,035
Note payable to bank	321,352	-
Accounts payable	13,738	38,211
Property taxes payable	180,494	177,878
State taxes payable	-	7,030
Total Liabilities	515,584	317,154
Partners' equity
Limited partners (5,625 units outstanding)	3,032,421	3,230,320
General partner	-	--
Total partners' equity	3,032,421	3,230,320
Commitments and contingencies
Total liabilities and partners' equity	$3,548,005	$3,547,474

See accompanying notes to financial statements.

RAINES LENDERS, L.P.

(A Limited Partnership)

Statements of Operations

Years ended December 31, 2001, 2000 and 1999

	2001	2000	1999
Revenue:
Interest Income	$-	$102	$--
Miscellaneous Income	12,265	--	--

Expenses:
Management and mortgage servicing fees	9,000	9,000	9,000
Legal and accounting fees	61,001	11,586	12,520
General and administrative	9,965	6,455	688
Amortization	--	17,788	17,788
Interest expense	7,348	--	--
State taxes	4,630	10,590	--
Property taxes	118,220	--	--
Bad debts	--	2,363,088	--
Total expenses	210,164	2,418,507	39,996

Net loss	$(197,899)	$(2,418,405)	$(39,996)

Net loss allocated to:
General partner	--	--	--
Limited partners	$(197,899)	$(2,418,405)	$(39,996)

Net loss per limited partner unit	$(35.18)	$(429.94)	$(7.11)
Weighted average units outstanding	5,625	5,625	5,625

See accompanying notes to financial statements.

RAINES LENDERS, L.P.

(A Limited Partnership)

Statements of Partners' Equity

Years ended December 31, 2001, 2000 and 1999

		Limited Partners	General Partner	Total
	Units	Amounts
Balance at December 31, 1998	5,625	$5,688,721	--	$5,688,721
Net loss		(39,996)	--	(39,996)
Balance at December 31, 1999	5,625	5,648,725	--	5,648,725
Net Loss		(2,418,405)	--	(2,418,405)
Balance at December 31, 2000	5,625	3,230,320	--	3,230,320
Net Loss		(197,899)	--	(197,899)
Balance at December 31, 2001	5,625	$3,032,421	--	$3,032,421

See accompanying notes to financial statements.

RAINES LENDERS, L.P.

(A Limited Partnership)

Statements of Cash Flows

Years ended December 31, 2001, 2000 and 1999

	2001	2000	1999
Cash flows from operating activities:
Net loss	$(197,899)	$(2,418,405)	$(39,996)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	--	17,788	17,788
Bad debt expense	--	2,363,088	--
(Decrease) increase in due to affiliate	(94,035)	66,935	22,100
(Decrease) increase in accounts payable	(24,473)	3,530	--
Increase in property taxes payable	2,616	--	--
Decrease in state taxes payable	(7,030)	--	--
Decrease in restricted cash	1,574	--	--
Increase in accounts receivable from affiliate	--	(33,139)	--
Decrease in interest receivable	6,646	--	-
Net cash used by operating activities	312,601	(203)	(108)

Cash flows from investing activities-
Cash received in foreclosure applied to note receivable	--	3	--

Cash flows from financing activities-
Increase in notes payable	321,352	--	--
Increase in loan costs	(8,761)	--	--
Net cash used by financing activities	312,591	--	--

Net decrease in cash	(10)	(200)	(108)
Cash at beginning of year	54	254	362
Cash at end of year	$44	$54	$254
Supplemental disclosures
Cash paid for interest	7,348
Cash paid for taxes	4,630
Supplemental disclosures of non-cash transactions:
Assets and liabilities received in foreclosure
Cash	$-	$3	$-
Restricted cash	-	140,774	-
Interest receivable	-	6,646	-
Land and improvements held for investment	-	3,400,000	-
Accounts payable	-	(34,681)	-
Property taxes payable	-	(177,878)	-
State taxes payable	-	(7,030)	-
Net assets received in foreclosure	-	3,327,834	-
Assets written-off upon foreclosure	-		-
Loan costs	-	24,860	-
Note receivable	-	4,700,000	-
Interest receivable	-	932,923	-
Accounts receivable from affiliate	-	33,139	-
Total assets written-off upon foreclosure	-	5,690,922	-
Bad debt expense	-	(2,363,088)	-

See accompanying notes to financial statements.

RAINES LENDERS, L.P.

(A Limited Partnership)

Notes to Financial Statements

December 31, 2001 and 2000

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

(d) Note Receivable from Affiliate

On December 29, 2000, the Partnership foreclosed on the property collateralizing the note receivable from Raines Road, L.P., due to defaults on the loan agreement. The General Partner determined that the value of the underlying collateral could not result in full payment of the debt and accrued interest. Because of the foreclosure, the Registrant's financial statements included herein, as of December 31, 2000, reflect the transfer of the Property to the Partnership.

(e) Loan Costs

Loan costs are related to a line of credit from a bank obtained on December 21, 2001. These amounts will be amortized over the one year term of the line of credit. Loan costs prior to December 29, 2000 were amortized by the straight-line method over the thirteen-year term of the note receivable from affiliate. All loan costs not amortized at the date of foreclosure, December 29, 2000, were written off as part of bad debt expense.

RAINES LENDERS, L.P.

(A Limited Partnership)

Notes to Financial Statements

December 31, 2001 and 2000

(1) Summary of Significant Accounting Policies (continued)

    Income Taxes
    No provision has or will be made for Federal income taxes since such taxes are the personal responsibility of the partners. Annually, the partners receive, from the Partnership IRS Form K-1's that provide them with their respective share of taxable income or losses, deductions, and other tax related information. Beginning in 2000, the partnership pays state taxes on earnings from Tennessee     operations.
    The Partnership accounts for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.
    The Partnership's income tax expense relates to state taxes for income from continuing operations in Tennessee.

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

Cumulative unpaid preferred returns are $5,622,759 and $4,947,759 at December 31, 2001 and 2000, respectively.

(h) Comprehensive Income

Comprehensive income is defined as the change in equity of a business enterprise during a period associated with transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. During the years ended December 31, 2001, 2000, and 1999. the Partnership had no components of other comprehensive income. Accordingly, comprehensive loss for each of the years was the same as net loss.

RAINES LENDERS, L.P.

(A Limited Partnership)

Notes to Financial Statements

December 31, 2001 and 2000

(1) Summary of Significant Accounting Policies (continued)

    Land and Improvements Held for sale
    At December 31, 2001, land and improvements held for sale includes approximately 200 acres of partially developed land on Raines Road in Memphis, Tennessee, adjacent to the Memphis International Airport.

    The Partnership foreclosed on its lien on the property on December 29, 2000 at a bid price of $5,400,000, based on (i) the outstanding loan and interest receivables balance and (ii) the Partnership's estimate of the market value of the property. The Partnership subsequently obtained a third-party appraisal to help ascertain the appropriate fair value of the property. The fair value of the Property was difficult to determine since there have been no sales activity over the past three years. The primary factors in determining the fair value of the property are (i) discount rate to apply to anticipated future net cash flows, (ii) the sales pricing obtainable for both the smaller and larger parcels, (iii) the amount of money needed to be spent to obtain these sales prices and (iv) the period of time it will it take to sell the property at these assumed sales prices. Based on the specific assumptions set out in the appraisal report and the estimate of the net present value of the property reflected in the appraisal, the Partnership (i) recorded the property at a fair value of $3,400,000 and (ii) recorded bad debt expense in 2000 of $2,363,088.

    Land and Improvements held for sale are reported at the lower of the carrying amount or estimated fair value less estimated costs to sell. The estimated fair value of the assets can be determined externally, using appraisals, or internally using discounted future net cash flows. If such assets are considered impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the estimated fair value less estimated costs to sell of the assets. If impaired, a loss is provided to reduce the carrying value of the land and improvements held for sale to its estimated fair value.
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

RAINES LENDERS, L.P.
(A Limited Partnership)
Notes to Financial Statements
December 31, 2001 and 2000

  Summary of Significant Accounting Policies (continued)

    Recently Issued Accounting Standards
    In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards Number 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS No. 144). SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows     expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. SFAS No. 144 requires companies to separately report discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale abandonment or in a distribution to owners) or is classified as held for sale. Assets to be disposed of are reported at the lower of the carrying amount or fair value less selling costs. The Partnership is required to adopt SFAS No. 144 on January 1, 2002. The Partnership does not anticipate that the adoption of SFAS No. 144 will have a significant impact on the financial condition or results of operations.
  Related Party Transactions
  The General Partner and its affiliates have been actively involved in managing the Partnership. Affiliates of the General Partner receive fees for performing certain services. Expenses incurred for these services are as follows:

	2001	2000	1999
Management and mortgage servicing fees	$9,000	$9,000	$9,000
Accounting fees	$17,400	$7,027	$2,600

  Due to affiliates of $94,035, at December 31, 2000 was non-interest bearing.

  Restricted Cash
  At December 31, 2001and 2000, the Partnership has cash balances of $139,200 and $140,774, respectively, restricted by the City of Memphis to be used to fund property improvements, consisting of road and utility work. This restricted cash secures a letter of credit in the same amount to ensure the required developments are made.
  Land and Improvements Held for sale
  Land and improvements held for sale at December 31, 2001 and 2000 was $3,400,000. The aggregate cost for federal income tax purposes of land and improvements held for sale was $5,763,088 at December 31, 2001 and 2000.

  Liquidity
  The Partnership has suffered recurring losses from operations and has a net working capital deficiency at December 31, 2001. At December 31, 2001, the Partnership had unrestricted cash of $44 and liabilities to non-affiliated entities of $515,584. The cash is insufficient to fund ongoing operations. The Partnership owns assets with a carrying value of $3,548,005 and has liabilities of $515,584. If funds are not sufficient in 2001, the General Partner will defer the collection of fees for certain affiliated expenses and will provide advances until cash becomes available.

  Note Payable
  The Partnership obtained a line of credit (LOC) of $600,000 which bears interest at prime rate with a floor of 4.0% and a ceiling of 24.0% (4.75% at December 31, 2001). The Partnership had drawn $321,352 against the line at December 31, 2001. The Line of credit is collateralized by the land and improvements held for sale. The LOC requires monthly payments of accrued interest to be paid with the balance of the amount drawn due on December 21, 2002.

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

Item 11. Executive Compensation

During 2001, Registrant was not required to and did not pay remuneration to any executives, partners of the General Partner or any affiliates, except as set forth in Item 13 of this report, "Certain Relationships and Related Transactions."

The General Partner does participate in the Profits, Losses and Distributions of the Registrant as set forth in the Partnership Agreement.

Item 12. Security Ownership of Certain Beneficial Owners and Management

As of February 28, 2002 no person or "group" (as that term is used in Section 3(d) (3) of the Securities Exchange Act of 1934) was known by the Registrant to beneficially own more than five percent of the Units of Registrant.

As of the above date, the Registrant knew of no officers or directors of 222 Partners, Inc. that beneficially owned any of the units of the Registrant.

There are no arrangements known by the Registrant, the operation of which may, at a subsequent date, result in a change in control of the Registrant.

Item 13. Certain Relationships and Related Transactions

During 2001, no affiliated entities have earned compensation for services from the Registrant in excess of $60,000. For a listing of all miscellaneous transactions with affiliates, which were less than $60,000, refer to Note 2 to the Financial Statements in Item 8.

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

(b) No reports on Form 8-K have been filed during the last quarter of 2001.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
RAINES LENDERS, L.P.
By: 222 Raines, Ltd.
General Partner
DATE: March 27, 2002	By: /s/ Steven D. Ezell
General Partner
DATE: March 27, 2002	By: /s/ Michael A. Hartley
General Partner
By: 222 Partners, Inc.
General Partner
DATE: March 27, 2002	By: /s/ Michael A. Hartley
Secretary/Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.
RAINES LENDERS, L.P.
By: 222 Raines, Ltd.
General Partner
DATE: March 27, 2002	By: /s/ Steven D. Ezell
General Partner
DATE: March 27, 2002	By: /s/ Michael A. Hartley
General Partner
By: 222 Partners, Inc.
General Partner
DATE: March 27, 2002	By: /s/ Michael A. Hartley
Secretary/Treasurer

Supplement Information to be Furnished with Reports filed Pursuant to Section 15(d) of the Act by Registrant Which Have Not Registered Securities Pursuant to Section 12 of the Act: No annual report or proxy material has been sent to security holders.

Independent Auditors' Report

The Partners

Raines Lenders, L.P.:

Under date of February 1, 2002, we reported on the balance sheets of Raines Lenders, L.P. as of December 31, 2001 and 2000, and the related statements of operations, partners' equity, and cash flows for each of the years in the three-year period ended December 31, 2001. The financial statements and our report thereon are included elsewhere herein. In connection with our audits of the aforementioned consolidated financial statements, we have also audited the related financial statement Schedule III, Real Estate and Accumulated Depreciation. This financial statement schedule is the responsibility of the Partnership's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

KPMG LLP

Nashville, Tennessee

February 1, 2002

S-1

RAINES LENDERS, L.P.
(A Limited Partnership)

Schedule III

Real Estate and Accumulated Depreciation

December 31, 2001

		Initial Cost to Partnership		Cost capitalized subsequent to acquisition		Gross amount at which carried at close of period
Description	Encumbrances	Land	Buildings and improvements	Improvements	Carrying costs	Land	Buildings and improvements	Total	Accumulated depreciation	Date of construction	Date acquired
200 acres of partially developed land in Memphis, Tennessee	$321,352	$3,400,000	--	--		$3,400,000	--	$3,400,000	--	--	12/29/2000

S-2

RAINES LENDERS, L.P.
(A Limited Partnership)

Schedule III

Real Estate and Accumulated Depreciation

December 31, 2001 and 2000

(Continued)

2001	2000
(1) Balance at beginning of Period	$3,400,000	$--
Additions during period:
Obtained in foreclosure	--	$3,400,000
Deductions during period:
Cost of real estate Sold	--	--
Impact fees refunded	--	--
Balance at close of Period	$3,400,000	$3,400,000

(2) Aggregate cost for Federal income tax Purposes	$5,523,506	$5,472,165

See accompanying independent auditors' report.

S-2

Exhibits filed to Item 14(a)(3):

RAINES LENDERS, L.P.

(A Delaware Limited Partnership)

Exhibit Index

Exhibit
3

Amended and Restated Certificate and Agreement of Limited Partnership, incorporated by reference to Exhibit A to the Prospectus of Registrant dated April 3, 1989 filed pursuant to Rule 424(b) of the Securities and Exchange Commission

22	Subsidiaries-Registrant has no subsidiaries

.