Form 10-Q
period 2002-03-31
RAINES LENDERS L P
filed 2002-05-14
CIK 845399

FORM 10-Q.--QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

(As last amended in Rel. No. 31326, eff. 10/22/92.)

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of

the Securities Exchange Act of 1934

For the period ended

March 31, 2002

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

YES X NO

PART 1. FINANCIAL INFORMATION

RAINES LENDERS, L.P.

(A Delaware Limited Partnership)

FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2002 and 2001

(Unaudited)

INDEX

Item 1. FINANCIAL STATEMENTS

Balance Sheets as of March 31, 2002 and December 31, 2001 3

Statements of Operations for the Three Months Ended March 31, 2002 and 2001 4

Statements of Cash Flows for the Three Months Ended March 31, 2002 and 2001 5

Notes to Financial Statements for the Three Months Ended March 31, 2002 and 2001 6

Item 2: Management's discussion and analysis of financial condition and results of operations 7

PART II. Other information 8

Item 6. Exhibits and reports on Form 8-K 8

SIGNATURES 9

RAINES LENDERS, L.P.

(A Limited Partnership)

BALANCE SHEETS

(Unaudited)
	March 31, 2002	December 31, 2001
ASSETS

Cash	$871	$44
Restricted cash	139,200	139,200
Land and improvements held for sale	3,400,000	3,400,000
Loan costs	6,571	8,761

Total assets	$3,546,642	$3,548,005

LIABILITIES AND PARTNERS' EQUITY

Due to affiliate	$9,500	$-
Accounts payable	15,486	13,738
Property taxes payable	96,353	180,494
Note payable	431,352	321,352

Total Liabilities	552,691	515,584
Partners' equity:

Limited partners, 5,625 units outstanding	2,993,951	3,032,421
General partner	-	-

Total partners' equity	2,993,951	3,032,421

Total liabilities and partners' equity	$3,546,642	$3,548,005

See accompanying notes to financial statements.

RAINES LENDERS, L.P.

(A Limited Partnership)

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended
	March 31,
	2002	2001

Total Revenues	$-	$-

Expenses

State tax	2,125	1,158
Property taxes	24,093	24,093
Management and administration fees	2,250	2,250
Legal and accounting fees	3,250	7,300
Office administration expenses	769	945
Interest expense	3,793	7,348
Amortization of loan costs	2,190	0

Total expenses	38,470	43,094

Net loss	(38,470)	(43,094)
Net loss per limited partner unit ( 5,625 units outstanding)	($6.84)	($7.66)

See accompanying notes to financial statements

RAINES LENDERS, L.P.

(A Limited Partnership)

STATEMENTS OF CASH FLOWS

(Unaudited)
	Three months ended March 31,
	2002	2001
Cash flows from operating activities:

Net loss	$(38,470)	(43,094)
Adjustments to reconcile net loss to net cash (used) provided by operating activities:

Increase (decrease) in due to affiliates	9,500	(94,035)
Decrease in restricted cash	-	140,774
Decrease in interest receivable	-	6,646
Amortization of loan costs	2,190	-
Increase (decrease) in accounts payable	1,748	(24,301)
(Decrease) increase in property taxes payable	(84,141)	24,093
Decrease in state franchise tax payable	-	(5,872)

Net cash (used) provided by operating activities:	(109,173)	4,211

Cash flows from financing activities-proceeds from note payable	110,000	-

Net increase in cash	827	4,211

Cash at beginning of period	44	54
Cash at end of period	$871	$4,265
Supplemental Disclosures:
Cash paid for interest	$3,793	$7,348

See accompanying notes to financial statements.

RAINES LENDERS, L.P.

(A Limited Partnership)

NOTES TO THE FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2002 AND 2001

(Unaudited)

A. ACCOUNTING POLICIES

The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Form 10-K for the year ended December 31, 2001. In the opinion of management such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to summarize fairly the Partnership's financial position and results of operations. The results of operations for the three-month period ended March 31, 2002 may not be indicative of the results that may be expected for the year ending December 31, 2002.

B. RELATED PARTY TRANSACTIONS

The General Partner and its affiliates have been actively involved in managing the Partnership. Compensation earned for these services were as follows:

	Three months ended March 31,
	2002	2001
Management fee	$2,250	$ 2,250
Accounting fees	500	400

C. COMPREHENSIVE INCOME

During the three-month periods ended March 31, 2002, and 2001, the Partnership had no components of other comprehensive loss.  Accordingly, comprehensive loss for each of the periods was the same as net loss.

D. LIQUIDITY

The Partnership has suffered recurring losses from operations and has a net working capital deficiency at March 31, 2002. At March 31, 2002, the Partnership had unrestricted cash of $871, liabilities to non-affiliated entities of $540,551. The cash is insufficient to fund ongoing operations. The Partnership owns assets with a net book value of $3,546,642 and has liabilities of $552,691. If funds are not sufficient to fund operations in 2002, the General Partner can defer the collection of fees for certain affiliated expenses and can provide advances until cash becomes available.

D. IMPAIRMENT

Effective January 1, 2002 the Financial Accounting Standards Board (FASB) issued the Statement of Financial Accounting Standard Number 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS No. 144"). SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are reported at the lower of the carrying amount or fair value less selling costs. The adoption of SFAS No. 144 did not have an impact on the Partnership's financial condition or results of operations.

Item 2.Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations for the Quarter Ended March 31, 2002.

The Registrant had no land sales during the first quarter of 2002 or 2001. Operating expenses of the Registrant are comparable with prior quarters.

Financial Condition and Liquidity

As of April 30, 2002 the Registrant had $105 in cash.  This balance is not sufficient to meet the operating needs of the Registrant. The Partnership has suffered recurring losses from operations and has a net working capital deficiency at March 31, 2002. At March 31, 2002, the Partnership had unrestricted cash of $871, liabilities to non-affiliated entities of $543,191. The cash is insufficient to fund ongoing operations. The Partnership owns assets of $3,546,642 and has liabilities of $552,691. If funds are not sufficient to fund operations in 2002, the General Partner can defer the collection of fees for certain affiliated expenses and can provide advances until cash becomes available

Critical Accounting Policies

Land and improvements held for sale are reported at the lower of the carrying value or estimated fair value less estimated costs to sell (Fair Value). To determine the Fair Value, management estimates the future discounted net cash flows using a discount rate commensurate with the risk associated with the property. If this land is considered impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the estimated Fair Value. Inherent in the calculation of future discounted net cash flows are certain significant management judgments and estimates including, among others, liquidation period, discount rate, selling price, and costs to sell, which significantly impact the estimated Fair Value.

Contractual Obligations and Commitments

At March 31, 2002, the Partnership has no capital lease obligations, operating leases, unconditional purchase obligations or other long term obligations. The Partnership does not enter into derivative transactions. The partnership has a line of credit of $600,000 at a bank and has drawn down $431,352 on the line at March 31, 2002. Interest on this amount is at the prime rate and amounts drawn down are due December 21, 2002. At March 31, 2002 and December 31, 2001, the Partnership has cash balances of $139,200 restricted by the City of Memphis to be used to fund property improvements, consisting of road and utility work. This restricted cash secures a letter of credit in the same amount to ensure the required developments are made. The Partnership may also borrow from the General Partner in order to meet cash flow needs and may have amounts payable to the General Partner for management fees or other services. At March 31, 2002 and December 31, 2001, the Partnership had $9,500 and $0 of non-interest bearing borrowings from the General Partner. Transactions with the General Partner and affiliates are discussed in footnote B to the financial statements.

Part II. OTHER INFORMATION

Item 6. Exhibits and Reports on form 8-K

(a) Exhibits

(b) No 8-K's have been filed during this quarter.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RAINES LENDERS, L.P.

By: 222 RAINES LTD.

General Partner
Date: May 15, 2002	By: /s/ Steven D. Ezell
General Partner

By: 222 PARTNERS, INC.

General Partners

Date: May 15, 2002	By: /s/ Michael A. Hartley
Secretary/Treasurer