Form 10-Q
period 2002-06-30
RAINES LENDERS L P
filed 2002-08-14
CIK 845399

FORM 10-Q.--QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

(As last amended in Rel. No. 31326, eff. 10/22/92.)

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of

the Securities Exchange Act of 1934

For the period ended

June 30, 2002

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

YES X NO

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

RAINES LENDERS, L.P.

(A Limited Partnership)

FINANCIAL STATEMENTS

(Unaudited)

INDEX

Item 1. Financial Statements

Balance Sheets as of June 30, 2002 and December 31, 2001 3

Statements of Operations for the three and six months ended June 30, 2002 and 2001 4

Statements of Cash Flows for the three and six months ended June 30, 2002 and 2001 5

Notes to Financial Statements for the three and six months ended June 30, 2002 and 2001 6

Item 2: Management's discussion and analysis of financial condition and results of operations 8

PART II. Other information 9

Item 6. Exhibits and reports on Form 8-K 9

Certifications 10

Signatures 11

RAINES LENDERS, L.P.

(A Limited Partnership)

BALANCE SHEETS

(Unaudited)
	June 30, 2002	December 31, 2001
ASSETS

Cash	$6,101	44
Restricted cash	139,200	139,200
Land and improvements held for sale	3,400,000	3,400,000
Loan costs	4,380	8,761

Total assets	$3,549,681	3,548,005

LIABILITIES AND PARTNERS' EQUITY

Due to affiliate	$5,725	-
Accounts payable	12,611	13,738
Property tax payable	120,446	180,494
Note payable to bank	471,352	321,352

Total Liabilities	610,134	515,584
Partners' equity:

Limited partners, 5,625 units outstanding	2,939,547	3,032,421
General partner

Total partners' equity	2,939,547	3,032,421

Total liabilities and partners' equity	$3,549,681	3,548,005

See accompanying notes to financial statements.

RAINES LENDERS, L.P.

(A Limited Partnership)

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended		Six months ended
	June 30,
	2002	2001	2002	2001
REVENUE:
Miscellaneous	$-	9,358	-	8,200

Total Revenues	-	9,358	-	8,200

Expenses

Franchise and excise tax expense	(1,375)	-	750	-
Property tax expense	24,094	24,094	48,187	48,187
Management fees	2,250	2,250	4,500	4,500
Legal and accounting fees	20,425	43,665	23,675	50,965
Office administration expense	1,583	1,712	2,352	2,657
Interest expense	5,236	-	9,029	7,348
Amortization	2,191	-	4,381	-

Total expenses	54,404	71,721	92,874	113,657

Net loss	$(54,404)	(62,363)	(92,874)	(105,457)

Net loss per limited partner unit	$(9.67)	(11.09)	(16.51)	(18.75)
Limited partner units outstanding	5,625	5,625	5,625	5,625

See accompanying notes to financial statements

RAINES LENDERS, L.P.

(A Limited Partnership)

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the six months ended June 30,
	2002	2001
Cash flows from operating activities:
Net loss	$(92,874)	(105,457)
Adjustments to reconcile net loss to net cash used by operating activities:

Increase (decrease) in due to affiliates	5.725	(50,035)
Decrease in restricted cash	-	140,774
Decrease in accounts receivable interest	-	6,646
Amortization	4,381	-
Decrease in accounts payable	(1,127)	(32,061)
(Decrease) increase in property taxes payable	(60,048)	45,175
Decrease in franchise tax payable	-	(5,095)

Net cash used by operating activities	(143,943)	(53)

Cash flows from financing activities
Loan proceeds	150,000	-

Net cash provided by financing activities	150,000	-

Net increase in cash	6,057	-

Cash at beginning of period	44	54
Cash at end of period	$6,101	1

Supplemental disclosure:
Cash paid for interest	9,029	7,348

See accompanying notes to financial statements.

RAINES LENDERS, L.P.

(A Limited Partnership)

NOTES TO THE FINANCIAL STATEMENTS

For the Three and Six Months Ended June 30, 2002 AND 2001

(Unaudited)

A. ACCOUNTING POLICIES

The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Form 10-K for the year ended December 31, 2001. In the opinion of management such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to summarize fairly the Partnership's financial position and results of operations. The results of operations for the six month period ended June 30, 2002 may not be indicative of the results that may be expected for the year ending December 31, 2002.

B. RELATED PARTY TRANSACTIONS

The General partner and its affiliates have been actively involved in managing the Partnership. Compensation earned for these services were as follows:
	Three months ended June 30,		Six months ended June 30,
	2002	2001	2002	2001
Management fees	$2,250	$2,250	$4,500	$4,500
Accounting fees	10,200	15,200	10,700	15,600

C. COMPREHENSIVE INCOME

During the three and six-month periods ended June 30, 2002, and 2001, the Partnership had no components of other comprehensive loss.  Accordingly, comprehensive loss for each of the periods was the same as net loss.

D. LIQUIDITY

The Partnership has suffered recurring losses from operations and has a net working capital deficiency at June 30, 2002. At June 30, 2002, the Partnership had unrestricted cash of $6,101, liabilities to non-affiliated entities of $604,409. The cash is insufficient to fund ongoing operations. The Partnership owns total assets with a carrying value of $3,549,681 and has liabilities of $610,134. If funds are not sufficient to fund operations in 2002, the General Partner can defer the collection of fees for certain affiliated expenses and can provide advances until cash becomes available. The partnership has drawn $471,352 on a line of credit collateralized by the land and improvements held for sale, which is due December 21, 2002. The Partnership does not have the funds to repay the amount drawn. If the Partnership is unable to renew or extend the due date on the amount drawn, it will be in default of its agreement. As a result, a default under the line of credit would have a materially adverse effect upon us and could make it necessary for us to seek protection from our creditors under federal bankruptcy law or deliver the collateral to the bank.

RAINES LENDERS, L.P.

(A Limited Partnership)

NOTES TO THE FINANCIAL STATEMENTS (cont.)

For the Three and Six Months Ended June 30, 2002 AND 2001

(Unaudited)

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
  NOTE PAYABLE

  During 2001, the Partnership obtained a line of credit (LOC) of $600,000 which bears interest at prime rate with a floor of 4.0% and a ceiling of 24.0% (4.75% at December 31, 2001). The Partnership had drawn $321,352 against the line at December 31, 2001 and has drawn down an additional $150,000 during 2002. The Line of credit is collateralized by the land and improvements held for sale. The LOC requires monthly payments of accrued interest to be paid with the balance of the amount drawn due on December 21, 2002.

Item 2.Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations for the Quarter Ended June 30, 2002.

The Registrant had no land sales during the first six months of 2002 or 2001. Operating expenses of the Registrant are comparable with prior quarters.

Financial Condition and Liquidity

As of June 30, 2002 the Registrant had $6,101 in cash.  This balance is not sufficient to meet the operating needs of the Registrant. The Partnership has suffered recurring losses from operations and has a net working capital deficiency at June 30, 2002. At June 30, 2002, the Partnership had unrestricted cash of $6,101, liabilities to non-affiliated entities of $604,409. The Partnership owns assets with a net book value of $3,549,681 and has liabilities of $610,134. If funds are not sufficient to fund operations in 2002, the General Partner can defer the collection of fees for certain affiliated expenses and can provide advances until cash becomes available. The Partnership obtained a line of credit (LOC) of $600,000 which bears interest at prime rate with a floor of 4.0% and a ceiling of 24.0% (4.75% at December 31, 2001). The Partnership had drawn $321,352 against the line at December 31, 2001and has drawn down an additional $150,000 during 2002. The Line of credit is collateralized by the land and improvements held for sale. The LOC requires monthly payments of accrued interest to be paid with the balance of the amount drawn due on December 21, 2002. The Partnership does not have the funds to repay the amount drawn. If the Partnership is unable to renew or extend the due date on the amount drawn, it will be in default of its agreement. As a result, a default under the line of credit would have a material adverse effect upon us and could make it necessary for us to seek protection from our creditors under federal bankruptcy law or deliver the collateral to the bank.

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

Contractual Obligations and Commitments

At June 30, 2002, the Partnership has no capital lease obligations, operating leases, unconditional purchase obligations or other long term obligations. The Partnership does not enter into derivative transactions. The partnership has a line of credit of $600,000 at a bank and has drawn down $471,352 on the line at June 30, 2002. Interest on this amount is at the prime rate and amounts drawn down are due December 21, 2002. At June 30, 2002 and December 31, 2001, the Partnership has cash balances of $139,200 restricted by the City of Memphis to be used to fund property improvements, consisting of road and utility work. This restricted cash secures a letter of credit in the same amount to ensure the required developments are made. The Partnership may also borrow from the General Partner in order to meet cash flow needs and may have amounts payable to the General Partner for management fees or other services. At June 30, 2002 and December 31, 2001, the Partnership had no non-interest bearing borrowings from the General Partner. Transactions with the General Partner and affiliates are discussed in footnote B to the financial statements.

Part II. OTHER INFORMATION

Item 6. Exhibits and Reports on form 8-K

(a) Exhibits

(b) No 8-K's have been filed during this quarter.

RAINES LENDERS, L. P.

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connections with the Report of Raines Lenders, L.P., on Form 10-Q for the quarter ended June 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I Steven D. Ezell, Chief Executive Officer of Raines Lenders, L.P., certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities and Exchange Act of 1934; and

(2) Information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: August 14, 2002 By: Steven D. Ezell

Chief Executive Officer

In connections with the Report of Raines Lenders, L.P., on Form 10-Q for the quarter ended June 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I Michael A. Hartley, Chief Financial Officer of Raines Lenders, L.P., certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities and Exchange Act of 1934; and

(2) Information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: August 14, 2002 By: Michael A. Hartley

Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RAINES LENDERS, L.P.

By: 222 RAINES LTD.

General Partner
Date: August 14, 2002	By: /s/ Steven D. Ezell
General Partner

By: 222 PARTNERS, INC.

General Partners

Date: August 14, 2002	By: /s/ Michael A. Hartley
Secretary/Treasurer