Form 10-Q
period 2002-09-30
RAINES LENDERS L P
filed 2002-11-14
CIK 845399

FORM 10-Q.--QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of

the Securities Exchange Act of 1934

For the period ended

September 30, 2002

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

YES X NO

RAINES LENDERS, L.P.

(A Limited Partnership)

RAINES LENDERS, L.P.

(A Limited Partnership)

BALANCE SHEETS

(Unaudited)

	September 30, 2002	December 31, 2001
ASSETS

Cash	$613	44
Restricted cash	139,200	139,200
Land and improvements held for sale	3,400,000	3,400,000
Loan costs	2,190	8,761

Total assets	$3,542,003	3,548,005

LIABILITIES AND PARTNERS' EQUITY

Due to affiliate	$14,088	-
Accounts payable	15,363	13,738
Property tax payable	144,539	180,494
Bank loan	471,352	321,352

Total liabilities	645,342	515,584

Partners' equity:

Limited partners, 5,625 units outstanding	2,896,661	3,032,421
General partner	--	--

Total partners' equity	2,896,661	3,032,421

Total liabilities and partners' equity	$3,542,003	3,548,005

See accompanying notes to financial statements.

RAINES LENDERS, L.P.

(A Limited Partnership)

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended		Nine months ended
	September 30,
	2002	2001	2002	2001
REVENUE:

Other income	$-	4,065	-	12,265

Total revenues	-	4,065	-	12,265

EXPENSES:

Franchise and excise tax expense	2,125	3,472	2,875	3,472
Property tax expense	24,093	24,093	72,279	72,279
Management fees	2,250	2,250	6,750	6,750
Professional fees	6,613	6,000	30,288	56,966
Office administration expense	140	323	2,492	2,980
Interest expense	5,475	-	14,505	7,348
Amortization	2,190	-	6,571	-

Total expenses	(42,886)	(36,138)	(135,760)	(149,795)

Net loss	$(42,886)	(32,073)	(135,760)	(137,530)

Net loss per limited partner unit	($7.62)	($5.70)	($24.14)	($24.45)
Limited partners units outstanding	5,625	5,625	5,625	5,625

See accompanying notes to financial statements

RAINES LENDERS, L.P.

(A Limited Partnership)

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the nine months ending September 30,
	2002	2001
Cash flows from operating activities:

Net loss	$(135,760)	(137,530)
Adjustments to reconcile net loss to net cash used by operating activities:

Increase in due to affiliates	14,088	95,165
Decrease in restricted cash	-	1,574
Decrease in accounts receivable	-	6,646
Amortization	6,571	-
Increase (decrease) in accounts payable	1,625	(29,061)
(Decrease) increase in property taxes payable	(35,955)	69,268
Decrease in franchise and excise taxes payable	-	(6,062)

Net cash used by operating activities	(149,431)	-

Cash flows from financing activities:
Bank loan proceeds	150,000	-

Net cash provided by financing activities	150,000	-

Net increase in cash	569	-

Cash at beginning of period	44	54
Cash at end of period	$613	54

Supplemental disclosure:
Cash paid for interest	14,505	7,348

See accompanying notes to financial statements.

RAINES LENDERS, L.P.

(A Limited Partnership)

NOTES TO THE FINANCIAL STATEMENTS

For the Three and Nine Months Ended September 30, 2002 and 2001

(Unaudited)

A. ACCOUNTING POLICIES

The unaudited financial statements presented herein have  been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note  disclosures required by accounting principles generally accepted in the United States of America. These statements should be read in  conjunction with the financial statements and notes thereto included in the Partnership's Form 10-K for the year ended December 31, 2001. In the opinion of management, such  financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to summarize  fairly the Partnership's financial position and results of operations. The results of operations for the nine-month period ended September 30, 2002 may not be indicative of the results that may be expected for the year ending December 31, 2002.

B. RELATED PARTY TRANSACTIONS

The General partner and its affiliates have been actively involved in managing the Partnership. Compensation earned for these services were as follows:
	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001
Management fees	$2,250	$2,250	$6,750	$6,750
Accounting fees	2,862	500	18,287	16,100

C. COMPREHENSIVE INCOME

During the three and nine-month periods ended September 30, 2002 and 2001, the Partnership had no components of other comprehensive loss. Accordingly, comprehensive loss for each of the periods was the same as net loss.

D. LIQUIDITY

The Partnership has suffered recurring losses from operations. At September 30, 2002, the Partnership had unrestricted cash of $613, liabilities to non-affiliated entities of $631,254. The cash is insufficient to fund ongoing operations. The Partnership owns total assets with a carrying value of $3,542,003 and has liabilities of $645,342. If funds are not sufficient to fund operations in 2002, the General Partner can defer the collection of fees for certain affiliated expenses and can provide advances until cash becomes available. Additionally, during the nine months ended September 30, 2002, the General Partner advanced $14,088. The amount is non-interest bearing and has no due date. The partnership has drawn $471,352 on a line of credit collateralized by the land and improvements held for sale, which is due December 21, 2002. The Partnership does not have the funds to repay the amount drawn. If the Partnership is unable to renew or extend the due date on the amount drawn, it will be in default of its agreement. As a result, a default under the line of credit would have a materially adverse effect upon us and could make it necessary for us to seek protection from our creditors under federal bankruptcy law or deliver the collateral to the bank.

RAINES LENDERS, L.P.

(A Limited Partnership)

NOTES TO THE FINANCIAL STATEMENTS (cont.)

For the Three and Six Months Ended September 30, 2002 AND 2001

(Unaudited)

E. IMPAIRMENT

Effective January 1, 2002 the Partnership adopted the Statement of Financial Accounting Standards Number 144, Accounting for the Impairment or Disposal of long-lived Assets ("SFAS No. 144"). SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Land and improvements held for sale are reported at the lower of the carrying value or estimated fair value less estimated costs to sell (Fair Value). To determine the Fair Value, management estimates the future discounted net cash flows using a discount rate commensurate with the risk associated with the property. If this land is considered impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the estimated Fair Value. Inherent in the calculation of future discounted net cash flows are certain significant management judgments and estimates including, among others, liquidation period, discount rate, selling price, and costs to sell, which significantly impact the estimated Fair Value. The adoption of SFAS No. 144 did not have an impact on the Partnership's financial condition or results of operations.

  NOTE PAYABLE

  During 2001, the Partnership obtained a line of credit (LOC) of $600,000 which bears interest at prime rate with a floor of 4.0% and a ceiling of 24.0% (4.75% at September 30, 2002). The Partnership had drawn $321,352 against the line at December 31, 2001 and has drawn down an additional $150,000 during 2002. The Line of credit is collateralized by the land and improvements held for sale. The LOC requires monthly payments of accrued interest to be paid with the principal balance of the amount drawn due on December 21, 2002.

Item 2.Management's Discussion and Analysis of Financial Condition and Results of Operations

The Registrant had no land sales during the first nine months of 2002 or 2001. Operating expenses of the Registrant are comparable with the prior periods except for professional fees that were higher in 2001 due to expenses incurred with the foreclosure on debt to Raines Road, L.P. and interest and amortization of loan costs related to the note payable in 2002. These foreclosure expenses are not expected to recur.

The Partnership has suffered recurring losses from operations. At September 30, 2002, the Partnership had unrestricted cash of $613, liabilities to non-affiliated entities of $631,254. The cash is insufficient to fund ongoing operations. The Partnership owns total assets with a carrying value of $3,542,003 and has liabilities of $645,342. If funds are not sufficient to fund operations in 2002, the General Partner can defer the collection of fees for certain affiliated expenses and can provide advances until cash becomes available. Additionally, during the nine months ended September 30, 2002, the General Partner advanced $14,088. The amount is non-interest bearing and has no due date. The Partnership obtained a line of credit (LOC) of $600,000 which bears interest at prime rate with a floor of 4.0% and a ceiling of 24.0% (4.75% at September 30, 2002). The Partnership had drawn $321,352 against the line at December 31, 2001and has drawn down an additional $150,000 during 2002. The Line of credit is collateralized by the land and improvements held for sale. The LOC requires monthly payments of accrued interest to be paid with the principal balance of the amount drawn due on December 21, 2002. The Partnership does not have the funds to repay the amount drawn. If the Partnership is unable to renew or extend the due date on the amount drawn, it will be in default of its agreement. As a result, a default under the line of credit would have a material adverse effect upon us and could make it necessary for us to seek protection from our creditors under federal bankruptcy law or deliver the collateral to the bank.

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

Contractual Obligations and Commitments

At September 30, 2002, the Partnership has no capital lease obligations, operating leases, unconditional purchase obligations or other long term obligations. The Partnership does not enter into derivative transactions. The partnership has a line of credit of $600,000 at a bank and has drawn down $471,352 on the line at September 30, 2002. Interest on this amount is at the prime rate and amounts drawn down are due December 21, 2002. At September 30, 2002, the Partnership has cash balances of $139,200 restricted by the City of Memphis to be used to fund property improvements, consisting of road and utility work. This restricted cash secures a letter of credit in the same amount to ensure the required improvements are made. The Partnership may also borrow from the General Partner in order to meet cash flow needs and may have amounts payable to the General Partner for management fees or other services. At September 30, 2002, the Partnership had $14,088 in non-interest bearing borrowings from the General Partner. Transactions with the General Partner and affiliates are discussed in footnote B to the financial statements.

Item 4. DISCLOSURE CONTROL AND PROCEDURES

As of October 31, 2002, under the supervision and with the participation of the general partners of 222 Raines, Ltd, the General Partner of the Registrant, who serve as the Partnership's chief executive officer and the chief financial officer management has evaluated the effectiveness of the design and operation of the Partnership's disclosure controls and procedures. Based on that evaluation, the general partners concluded that the Partnership's disclosure controls and procedures were effective as of October 31, 2002. There were no significant changes in the Partnership's internal controls or in the other factors that could significantly affect those controls subsequent to the date of the evaluation.

PART II. OTHER INFORMATION

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit

Number Description

99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Steven D. Ezell, the Chief Executive Officer of Raines Lenders, L. P. on November 14, 2002.

99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Michael A. Hartley, the Chief Financial Officer Raines Lenders, L. P. on November 14, 2002.

99.3 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Steven D. Ezell, the Chief Executive Officer of Raines Lenders, L. P. on November 14, 2002.

.

99.4 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Michael A. Hartley, the Chief Financial Officer of Raines Lenders, L. P. on November 14, 2002.

(b) No 8-K's have been filed during this quarter.

RAINES LENDERS, L. P.

Exhibit 99.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Report of Raines Lenders, L. P. on Form 10-Q for the quarter ended September 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Steven D. Ezell, Chief Executive Officer of the Raines Lenders, L. P. certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

  The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

  Information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.
RAINES LENDERS, L.P.
By: 222 RAINES LTD.
General Partner
Date: November 14, 2002	By: /s/ Steven D. Ezell
General Partner

Exhibit 99.2

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Report of Raines Lenders, L. P. on Form 10-Q for the quarter ended September 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Michael A. Hartley, Chief Financial Officer of Raines Lenders, L. P, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

  The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

  Information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.
RAINES LENDERS, L.P.
By: 222 RAINES LTD.
General Partner
Date: November 14, 2002	By: /s/ Michael A. Hartley
General Partner

RAINES LENDERS, L. P.

Exhibit 99.3

CERTIFICATION PURSUANT TO

SECTION 302 OF

THE SARBANES-OXLEY ACT OF 2002.

CERTIFICATE OF CHIEF EXECUTIVE OFFICER

I, Steven D. Ezell, certify that:

  I have reviewed this quarterly report on Form 10-Q of Raines Lenders, L. P..
  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
  The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and15d-14) for the registrant and we have;
    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
  The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function);
    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
  The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses
RAINES LENDERS, L.P.
By: 222 RAINES LTD.
General Partner
Date: November 14, 2002	By: /s/ Steven D. Ezell
General Partner

RAINES LENDERS, L. P.

Exhibit 99.4

CERTIFICATION PURSUANT TO

SECTION 302 OF

THE SARBANES-OXLEY ACT OF 2002.

CERTIFICATE OF CHIEF FINANCIAL OFFICER

I, Michael A. Hartley, certify that:

  I have reviewed this quarterly report on Form 10-Q of Raines Lenders, L. P.
  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
  The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and15d-14) for the registrant and we have;
    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
  The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function);
    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
  The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses
RAINES LENDERS, L.P.
By: 222 RAINES LTD.
General Partner
Date: November 14, 2002	By: /s/ Michael A. Hartley
General Partner

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RAINES LENDERS, L.P.
By: 222 RAINES LTD.
General Partner
Date: November 14, 2002	By: /s/ Steven D. Ezell
General Partner
Date: November 14, 2002	By: /s/ Michael A. Hartley
General Partner
By: 222 PARTNERS, INC.
General Partner
Date: November 14, 2002	By: /s/ Michael A. Hartley
Secretary/Treasurer