Form 10-K
period 2002-12-31
RAINES LENDERS L P
filed 2003-03-31
CIK 845399

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended
December 31, 2002

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

Prior to December 28, 2000, the Registrant's investment objectives were preservation of capital and capital appreciation through lending with a participating interest in a partnership that invested in real estate which was expected to appreciate through the passage of time, growth in the surrounding areas, and the development of the Property prior to resale. After December 28, 2000, the Registrant's investment objectives are preservation of capital and short-term liquidation of the Property.

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

PART II

Item 5. Market for Registrants' Units of Limited Partnership Interest and Related Security Holder Matters

There is no established market for the Units, and it is not anticipated that any will exist in the future. On April 3, 1989, the Registrant commenced an offering to the public of 5,625 Units of Limited Partnership Interests at $1,000 per Unit. The offering of $5,625,000 was fully subscribed and closed on December 15, 1989.  As of February 28, 2003, there were 479 holders of record of the Units of Limited Partnership Interests.

There were no distributions made in 2002, 2001 or 2000. Other than liquidity constraints, there are no material restrictions upon the Registrant's present or future ability to make distributions in accordance with the provisions of Registrant's Limited Partnership Agreement.

Item 6. Selected Financial Data
	For the Year Ended December 31,
	2002	2001	2000	1999	1998

Total Revenues	$3,331	12,265	102	-	489
Net loss	(589,781)	(197,899)	(2,418,405)	(39,996)	(1,623,529)
Net loss per limited partner	(104.85)	(35.18)	(429.94)	(7.11)	(288.63)
Distributions per limited partner unit	-	-	-	-	-
Total assets	3,141,498	3,548,005	3,547,474	5,675,825	5,693,721
Note receivable from affiliate	--	--	--	4,700,000	4,700,000
Interest receivable from affiliate	--	--	--	932,923	932,923

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The Registrant foreclosed on its lien on the Property on December 29, 2000 at a bid price of $5,400,000, based on (i) the outstanding loan and interest receivables balance and (ii) the Registrant's estimate of the retail market value of the property. The Registrant subsequently obtained a third-party appraisal to help ascertain the appropriate fair value of the property. The fair value of the Property was difficult to determine since there had been no sales activity during the prior three years. The primary factors in determining the fair value of the Property are (i) discount rate to apply to anticipated future net cash flows, (ii) the sales pricing obtainable for both the smaller and larger parcels, (iii) the amount of money needed to be spent to obtain these sales prices and (iv) the period of time it will it take to sell the property at these assumed sales prices. Based on the specific assumptions set out in the appraisal report and the estimate of the Net Present Value of the Property reflected in the appraisal, the Registrant (i) recorded the Property at a fair value of $3,400,000 and (ii) recorded bad debt expense of $2,363,088 in 2000.

The results of operations for 2002 compare favorably with the prior year except for an impairment charge on land held for sale recorded in 2002. The General Partner re-evaluated the fair value of the property as compared to the carrying value. Based on current sales projections, management determined that the carrying value of the property held for sale was not recoverable and, in accordance with SFAS No. 144, Accounting for the Disposal or Impairment of Long-lived Assets, recorded an impairment charge of $409,358 during the year ended December 31, 2002. Amortization expense in 2002 relates to the loan costs associated with the bank loan secured in December 2001. Due to the foreclosure, the operations of the Registrant do not include property expenses until 2001. The results of operations for 2001 also include certain foreclosure expenses in legal and accounting fees and general and administrative expenses that are not expected to recur. Miscellaneous income in 2001 represents the refund of estimated payments made on franchise and excise tax. In 2000, unamortized capitalized loan costs at December 29, 2000 were written off and recorded as bad debt expense due to the foreclosure.

Financial Condition and Liquidity

At December 31, 2002, the Partnership had unrestricted cash of $8,324 and liabilities to non-affiliated entities of $688,408. The cash is insufficient to fund ongoing operations. The Partnership owns assets with a carrying value of $3,141,498 and has liabilities of $698,858. If funds are not sufficient in 2003, the General Partner will defer the collection of fees for certain affiliated expenses and will provide advances until cash becomes available. Further, on December 21, 2001, the Registrant secured a line of credit from a bank totaling $600,000. At December 31, 2002, the Registrant had drawn down $600,000, which bears interest at a prime rate of 4.25% at December 31, 2002. The loan was originally due on December 21, 2002. However, the credit agreement was amended to (1) extend the maturity date to March 3, 2003, (2) increase the interest rate on amounts due under the credit agreement to the bank's prime rate + 0.50% (4.75% at December 31, 2002) effective January 31, 2003, and (3) change the credit agreement from a revolving line of credit to a non-revolving line of credit with a maximum principal amount of $600,000 effective January 31, 2003. All principal and interest outstanding under the credit agreement were due in a single payment on March 3, 2003. On March 25, 2003, the credit agreement was further amended to convert the non-revolving line of credit to a term loan with the final payment due March 25, 2004.

Critical Accounting Policies

As discussed in Note 1 to the financial statements, land and improvements held for sale is reported at the lower of carrying value or estimated fair value less estimated costs to sell (Fair Value). To determine the Fair Value, management estimates the future discounted net cash flows using a discount rate commensurate with the risk associated with the property. If this land is considered impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the Fair Value. Inherent in the calculation of future discounted net cash flows are certain significant management judgments and estimates including, among others, liquidation period, discount rate, selling price, and costs to sell, which significantly impact the Fair Value. Based upon management's analysis of the Partnership's land and improvements held for sale, the Partnership recorded an impairment charge of $409,358 in 2002 to write down the carrying value of the Property to a revised Fair value.

Contractual Obligations and Commitments

At December 31, 2002, the Partnership has no capital lease obligations, operating leases, unconditional purchase obligations or other long term obligations. The Partnership does not enter into derivative transactions. The partnership has a $600,000 term loan from a bank at December 31, 2002. Interest on this amount is at prime rate (4.25% at December 31, 2002). The loan requires monthly principal and interest payments of $4,689 with the balance due on March 25, 2004. The aggregate maturities of long-term debt for each of the five years subsequent to December 31, 2002 are $20,764 in 2003, $579,236 in 2004, and $0 thereafter. At December 31, 2002 and 2001, the Partnership has cash balances of $ 142,532 and $139,200, respectively, restricted by the City of Memphis to be used to fund property improvements, consisting of road and utility work. This restricted cash secures a letter of credit in the same amount to ensure the required developments are made. The Partnership may also borrow from the General Partner in order to meet cash flow needs and may have amounts payable to the General Partner for management fees or other services. At December 31, 2002, the Partnership had no borrowings from the General Partner. Transactions with the General Partner and affiliates are discussed in footnote 2 to the financial statements.

Recently Issued Accounting Standards

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 requires the Partnership to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development, and/or normal use of the assets. The Partnership also records a corresponding asset that is depreciated over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation will be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. The Partnership is required to adopt SFAS No. 143 on January 1, 2003. The adoption of SFAS No. 143 is not expected to have a material effect on the Partnership's financial statements.

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 amends existing guidance on reporting gains and losses on the extinguishment of debt to prohibit the classification of the gain or loss as extraordinary, as the use of such extinguishments have become part of the risk management strategy of many companies. SFAS No. 145 also amends SFAS No. 13 to require sale-leaseback accounting for certain lease modifications that have economic effects similar to sale-leaseback transactions. The provisions of the Statement related to the rescission of Statement No. 4 is applied in fiscal years beginning after May 15, 2002. Earlier application of these provisions is encouraged. The provisions of the Statement related to Statement No. 13 were effective for transactions occurring after May 15, 2002, with early application encouraged. The adoption of SFAS No. 145 is not expected to have a material effect on the Partnership's financial statements.

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The adoption of SFAS No. 146 is not expected to have a material effect on the Partnership's financial statements.

In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34. This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002 and are not expected to have a material effect on the Partnership's financial statements. The disclosure requirements are effective for financial statements of interim and annual periods ending after December 15, 2002.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51. This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003. The application of this Interpretation is not expected to have a material effect on the Company's financial statements. The Interpretation requires certain disclosures in financial statements issued after January 31, 2003 if it is reasonably possible that the Company will consolidate or disclose information about variable interest entities when the Interpretation becomes effective.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

The Registrant has no significant market risk exposure as defined by Item 305 of Regulation S-K of the Securities Exchange Act of 1934, except for future changes in the variable interest rate on the bank loan.

Item 8. Financial Statements and Supplementary Data

RAINES LENDERS, L.P.

(A Limited Partnership)

FINANCIAL STATEMENTS

INDEX

Independent Auditors' Report

The Partners

Raines Lenders, L.P.:

We have audited the accompanying balance sheets of Raines Lenders, L.P. (a limited partnership) as of December 31, 2002 and 2001, and the related statements of operations, partners' equity, and cash flows for each of the years in the three-year period ended December 31, 2002. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Raines Lenders, L.P. at December 31, 2002 and 2001, and the results of its operations and its cash flows for each of the years in the three- year period ended December 31, 2002, in conformity with accounting principles generally accepted  in the United States of America.

The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern. As discussed in Note 5 to the financial statements, the Partnership has suffered recurring losses from operations and has insufficient liquid assets to fund ongoing operations that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 5. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

KPMG LLP

Nashville, Tennessee

February 1, 2003, except for Note 6, which is dated March 25, 2003

RAINES LENDERS, L.P.

(A Limited Partnership)

Balance Sheets

December 31, 2002 and 2001

Assets	2002	2001
Cash	$8,324	44
Restricted cash	142,532	139,200
Land and improvements held for sale	2,990,642	3,400,000
Loan costs	--	8,761

Total assets	$3,141,498	3,548,005

Liabilities and Partners' Equity
Liabilities
Due to affiliates	$10,450	--
Note payable to bank	600,000	321,352
Accounts payable	15,152	13,738
Property taxes payable	73,256	180,494

Total Liabilities	698,858	515,584

Partners' equity
Limited partners (5,625 units outstanding)	2,442,640	3,032,421
General Partner	--	--

Total partners' equity	2,442,640	3,032,421

Total liabilities and partners' equity	$3,141,498	3,548,005

See accompanying notes to financial statements.

RAINES LENDERS, L.P.

(A Limited Partnership)

Statements of Operations

Years ended December 31, 2002, 2001 and 2000

	2002	2001	2000
Revenue:
Interest Income	$3,331	-	102
Miscellaneous Income	--	12,265	--
Total revenue	3,331	12,265	102

Expenses:
Impairment charge on land held for sale	409,358	--	--
Management and mortgage servicing fees	9,000	9,000	9,000
Legal and accounting fees	41,900	61,001	11,586
General and administrative	5,977	9,965	6,455
Amortization	8,761	--	17,788
Interest expense	18,869	7,348	--
State taxes	2,875	4,630	10,590
Property taxes	96,372	118,220	--
Bad debts	--	--	2,363,088
Total expenses	593,112	210,164	2,418,507

Net loss	$(589,781)	(197,899)	(2,418,405)

Net loss allocated to:
General Partner	--	--	--
Limited partners	$(589,781)	(197,899)	(2,418,405)

Net loss per limited partner unit	($104.85)	($35.18)	($429.94)
Weighted average units outstanding	5,625	5,625	5,625

See accompanying notes to financial statements.

RAINES LENDERS, L.P.

(A Limited Partnership)

Statements of Partners' Equity

Years ended December 31, 2002, 2001 and 2000
		Limited Partners	General Partner	Total
	Units	Amounts
Balance at December 31, 1999	5,625	$5,648,725	--	5,648,725
Net Loss		(2,418,405)	--	(2,418,405)
Balance at December 31, 2000	5,625	3,230,320	--	3,230,320
Net Loss		(197,899)	--	(197,899)
Balance at December 31, 2001	5,625	3,032,421	--	3,032,421
Net Loss		(589,781)	--	(589,781)
Balance at December 31, 2002	5,625	$2,442,640	--	2,442,640

See accompanying notes to financial statements.

RAINES LENDERS, L.P.

(A Limited Partnership)

Statements of Cash Flows

Years ended December 31, 2002, 2001 and 2000

	2002	2001	2000
Cash flows from operating activities:
Net loss	$(589,781)	(197,899)	(2,418,405)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	8,761	--	17,788
Bad debt expense	--	--	2,363,088
Impairment charge on land held for sale	409,358	--	--
Increase (decrease) in due to affiliate	10,450	(94,035)	66,935
Increase (decrease) in accounts payable	1,414	(24,473)	3,530
(Decrease) increase in property taxes payable	(107,238)	2,616	--
Decrease in state taxes payable	--	(7,030)	--
(Increase) decrease in restricted cash	(3,332)	1,574	--
Increase in accounts receivable from affiliate	--	--	(33,139)
Decrease in interest receivable	--	6,646	--
Net cash provided by operating activities	(270,368)	(312,601)	(203)

Cash flows from investing activities:
Cash received in foreclosure applied to note receivable	--	--	3

Cash flows from financing activities:
Net borrowings under line of credit	278,648	321,352	--
Increase in loan costs	--	(8,761)	--
Net cash provided by financing activities	278,648	312,591	--

Net increase (decrease) in cash	8,280	(10)	(200)
Cash at beginning of year	44	54	254
Cash at end of year	$8,324	44	54

Supplemental disclosures
Cash paid for interest	$18,869	7,348	-
Cash paid for taxes	$2,875	4,630	-

Supplemental disclosures of non-cash transactions:
Assets and liabilities received in foreclosure
Cash	$-	-	3
Restricted cash	-	-	140,774
Interest receivable	-	-	6,646
Land and improvements held for investment	-	-	3,400,000
Accounts payable	-	-	(34,681)
Property taxes payable	-	-	(177,878)
State taxes payable	-	-	(7,030)
Net assets received in foreclosure	-	-	3,327,834
Assets written-off upon foreclosure	-	-
Loan costs	-	-	24,860
Note receivable	-	-	4,700,000
Interest receivable	-	-	932,923
Accounts receivable from affiliate	-	-	33,139
Total assets written-off upon foreclosure	-	-	5,690,922
Bad debt expense	-	-	(2,363,088)

See accompanying notes to financial statements.

RAINES LENDERS, L.P.

(A Limited Partnership)

Notes to Financial Statements

December 31, 2002 and 2001

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

(b) Estimates

The preparation of the financial statements requires management of the Partnership to make a number of estimates and assumptions relating to the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Significant items subject to such estimates and assumptions include the carrying amount of land and improvements held for sale. Actual results could differ from those estimates.

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

(e) Loan Costs

Loan costs are related to a loan from a bank obtained on December 21, 2001. These amounts were amortized over the one-year term of the line of credit. Loan costs prior to December 29, 2000 were amortized by the straight-line method over the thirteen-year term of the note receivable from affiliate. All loan costs not amortized at the date of foreclosure, December 29, 2000, were written off as part of bad debt expense.

RAINES LENDERS, L.P.

(A Limited Partnership)

Notes to Financial Statements

December 31, 2002 and 2001

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

Cumulative unpaid preferred returns are $6,297,759 and $5,622,759 at December 31, 2002 and 2001, respectively.

(h) Comprehensive Income

Comprehensive income is defined as the change in equity of a business enterprise during a period associated with transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. During the years ended December 31, 2002, 2001, and 2000, the Partnership had no components of other comprehensive (loss) income. Accordingly, comprehensive loss for each of the years was the same as net loss.

RAINES LENDERS, L.P.

(A Limited Partnership)

Notes to Financial Statements

December 31, 2002 and 2001

(1) Summary of Significant Accounting Policies (continued)

    Land and Improvements Held for sale

    At December 31, 2002 and 2001, land and improvements held for sale includes approximately 200 acres of partially developed land on Raines Road in Memphis, Tennessee, adjacent to the Memphis International Airport.

    The Partnership foreclosed on its lien on the property on December 29, 2000 at a bid price of $5,400,000, based on (i) the outstanding loan and interest receivables balance and (ii) the Partnership's estimate of the market value of the property. The Partnership subsequently obtained a third-party appraisal to help ascertain the appropriate fair value of the property. The fair value of the Property was difficult to determine since there had been no sales activity during the prior three years. The primary factors in determining the fair value of the property are (i) discount rate to apply to anticipated future net cash flows, (ii) the sales pricing obtainable for both the smaller and larger parcels, (iii) the amount of money needed to be spent to obtain these sales prices and (iv) the period of time it will it take to sell the property at these assumed sales prices. Based on the specific assumptions set out in the appraisal report and the estimate of the net present value of the property reflected in the appraisal, the Partnership (i) recorded the property at a fair value of $3,400,000 and (ii) recorded bad debt expense of $2,363,088 in 2000.

    Effective January 1, 2002 the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard Number 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS No. 144"). SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Land and improvements held for sale are reported at the lower of the carrying value or estimated fair value less estimated costs to sell (Fair Value). To determine the Fair Value, management estimates the future discounted net cash flows using a discount rate commensurate with the risk associated with the property. If this land is considered impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the estimated Fair Value. Inherent in the calculation of future discounted net cash flows are certain significant management judgments and estimates including, among others, liquidation period, discount rate, selling price, and costs to sell, which significantly impact the estimated Fair Value. During 2002, the Partnership recorded an impairment charge of $409,358 to write down the carrying value of the Property to its estimated fair value.
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

RAINES LENDERS, L.P.
(A Limited Partnership)
Notes to Financial Statements
December 31, 2002 and 2001

  Summary of Significant Accounting Policies (continued)

    Recently Issued Accounting Standards

In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 requires the Partnership to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development, and/or normal use of the assets. The Partnership also records a corresponding asset that is depreciated over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation will be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. The Partnership is required to adopt SFAS No. 143 on January 1, 2003. The adoption of SFAS No. 143 is not expected to have a material effect on the Partnership's financial statements.

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 amends existing guidance on reporting gains and losses on the extinguishment of debt to prohibit the classification of the gain or loss as extraordinary, as the use of such extinguishments have become part of the risk management strategy of many companies. SFAS No. 145 also amends SFAS No. 13 to require sale-leaseback accounting for certain lease modifications that have economic effects similar to sale-leaseback transactions. The provisions of the Statement related to the rescission of Statement No. 4 is applied in fiscal years beginning after May 15, 2002. Earlier application of these provisions is encouraged. The provisions of the Statement related to Statement No. 13 were effective for transactions occurring after May 15, 2002, with early application encouraged. The adoption of SFAS No. 145 is not expected to have a material effect on the Partnership's financial statements.

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The adoption of SFAS No. 146 is not expected to have a material effect on the Partnership's financial statements.

In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34. This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002 and are not expected to have a material effect on the Partnership's financial statements. The disclosure requirements are effective for financial statements of interim and annual periods ending after December 15, 2002.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51. This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003. The application of this Interpretation is not expected to have a material effect on the Company's financial statements. The Interpretation requires certain disclosures in financial statements issued after January 31, 2003 if it is reasonably possible that the Company will consolidate or disclose information about variable interest entities when the interpretation becomes effective.

    RAINES LENDERS, L.P.
    (A Limited Partnership)
    Notes to Financial Statements
    December 31, 2002 and 2001

  Related Party Transactions
  The General Partner and its affiliates have been actively involved in managing the Partnership. Affiliates of the General Partner receive fees for performing certain services. Expenses incurred for these services are as follows:

	2002	2001	2000
Management and mortgage servicing fees	$9,000	$9,000	$9,000
Accounting fees	$21,150	$17,400	$7,027

  Restricted Cash

  At December 31, 2002 and 2001, the Partnership has cash balances of $142,532 and $139,200, respectively, restricted by the City of Memphis to be used to fund property improvements, consisting of road and utility work. This restricted cash secures a letter of credit in the same amount to ensure the required developments are made.
  Land and Improvements Held for sale

  Land and improvements held for sale at December 31, 2002 and 2001 was $2,990,642 and $3,400,000, respectively. The aggregate cost for federal income tax purposes of land and improvements held for sale was $5,523,506 at December 31, 2002 and 2001.

  Liquidity

  The Partnership has suffered recurring losses from operations and has a net working capital deficiency at December 31, 2002. At December 31, 2002, the Partnership had unrestricted cash of $8,324 and liabilities to non-affiliated entities of $688,408. The cash is insufficient to fund ongoing operations. The Partnership owns assets with a carrying value of $3,141,498 and has liabilities of $698,858. If funds are not sufficient in 2003, the General Partner will defer the collection of fees for certain affiliated expenses and will provide advances until cash becomes available.

  Note Payable

On December 21, 2001, the Partnership obtained a line of credit (LOC) of $600,000 which bears interest at prime rate with a floor of 4.0% and a ceiling of 24.0% (4.25% at December 31, 2002). The Partnership had drawn $600,000 against the line at December 31, 2002. The Line of credit is collateralized by the land and improvements held for sale. The loan was originally due on December 21, 2002. However, the credit agreement was amended to (1) extend the maturity date to March 3, 2003, (2) increase the interest rate on amounts due under the credit agreement to the bank's prime rate + 0.50% (4.75% at December 31, 2002) effective January 31, 2003, and (3) change the credit agreement from a revolving line of credit to a non-revolving line of credit with a maximum principal amount of $600,000 effective January 31, 2003. All principal and interest outstanding under the credit agreement were due in a single payment on March 3, 2003. On March 25, 2003, the credit agreement was further amended to convert the non-revolving line of credit to a term loan with the final payment due March 25, 2004. The aggregate maturities of long-term debt for each of the five years subsequent to December 31, 2002 are $20,764 in 2003, $579,236 in 2004, and $0 thereafter.

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

The General Partners of 222 Raines, Ltd. are as follows:

Steven D. Ezell

Steven D. Ezell, age 50, is a General Partner of 222 Raines, Ltd. He is the President and sole shareholder of 222 Partners, Inc. He has been an officer of 222 Partners, Inc. from September 17, 1986 through the current period. Mr. Ezell is President and 50% owner of Landmark Realty Services Corporation. For the prior four years, Mr. Ezell was involved in property acquisitions for Dean Witter Realty Inc. in New York City, most recently as Senior Vice President. Steven D. Ezell is the son of W. Gerald Ezell.

Michael A. Hartley

Michael A. Hartley, age 43, is Secretary/Treasurer and a Vice President of 222 Partners, Inc. He has been an officer of 222 Partners, Inc. from September 17, 1986 through the current period. Mr. Hartley is Vice President and 50% owner of Landmark Realty Services Corporation. Prior to joining Landmark in 1986, Mr. Hartley was Vice President of Dean Witter Realty Inc., a New York- based real estate investment firm.

222 Partners Inc.

222 Partners, Inc. was formed in September 1986 and serves as General Partner for several other real estate investment limited partnerships. The directors of 222 Partners, Inc. are W. Gerald Ezell, Steven D. Ezell, and Michael A. Hartley.

W. Gerald Ezell

W. Gerald Ezell, age 73, serves on the Board of Directors of 222 Partners, Inc. Until November 1985, Mr. Ezell had been for over 20 years an agency manager for Fidelity Mutual Life Insurance Company and a registered securities principal of Capital Analysts Incorporated, a wholly owned subsidiary of Fidelity Mutual Life Insurance Company.

Item 11. Executive Compensation

During 2002, Registrant was not required to and did not pay remuneration to any executives, partners of the General Partner or any affiliates, except as set forth in Item 13 of this report, "Certain Relationships and Related Transactions."

The General Partner does participate in the Profits, Losses and Distributions of the Registrant as set forth in the Partnership Agreement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Security Holder Matters

As of February 28, 2003 no person or "group" (as that term is used in Section 3(d) (3) of the Securities Exchange Act of 1934) was known by the Registrant to beneficially own more than five percent of the Units of Registrant.

As of the above date, the Registrant knew of no officers or directors of 222 Partners, Inc. that beneficially owned any of the units of the Registrant.

There are no arrangements known by the Registrant, the operation of which may, at a subsequent date, result in a change in control of the Registrant.

Item 13. Certain Relationships and Related Transactions

During 2002, no affiliated entities have earned compensation for services from the Registrant in excess of $60,000. For a listing of all miscellaneous transactions with affiliates, which were less than $60,000, refer to Note 2 to the Financial Statements in Item 8.

The Registrant loaned $4,700,000 to Raines Road, L.P., an affiliated partnership, during 1989. On December 29, 2000, the Registrant foreclosed on the debt of Raines Road, L.P. due to defaults on the loan agreement

PART IV

Item 14. Controls and Procedures

The Registrant maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Registrant files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed within 90 days of the filing date of this report, the President and Vice President of General Partner of the Registrant concluded that the Registrant's disclosure controls and procedures were adequate.

There have been no significant changes in the Registrant's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Item 15. Exhibits, Financial Statement schedules and Reports on form 8-K
(a)	(1)	Financial Statements	Page numbers
		See Financial Statements Index in Item 8 hereof.	6

	(2)	Financial Statement Schedule
		Independent Auditors' Report	21
		Schedule III - Real Estate and Accumulated Depreciation	22
		All other schedules have been omitted because they are inapplicable, not required or the information is included in the financial statements or notes thereto

	(3)	Exhibits
	3	Amended and Restated Certificate and Agreement of Limited Partnership, incorporated by reference to Exhibit A to the Prospectus of Registrant dated April 3, 1989 filed pursuant to Rule 424(b) of the Securities and Exchange Commission.	24
	22	Subsidiaries-Registrant has no subsidiaries.	24
	99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Steven D. Ezell, the Chief Executive Officer of Raines Lenders, L. P. on March 31, 2003.	25
	99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Michael A. Hartley, the Chief Financial Officer of Raines Lenders, L. P. on March 31, 2003.	26
	99.3	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Steven D. Ezell, the Chief Executive Officer of Raines Lenders, L. P. on March 31, 2003.	27
	99.4	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Michael A. Hartley, the Chief Financial Officer of Raines Lenders, L. P. on March 31, 2003.	28

(b)		No reports on Form 8-K have been filed during the last quarter of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
RAINES LENDERS, L.P.
By: 222 Raines, Ltd.
General Partner
DATE: March 31, 2003	By: /s/ Steven D. Ezell
General Partner
DATE: March 31, 2003	By: /s/ Michael A. Hartley
General Partner
By: 222 Partners, Inc.
General Partner
DATE: March 31, 2003	By: /s/ Michael A. Hartley
Secretary/Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.
RAINES LENDERS, L.P.
By: 222 Raines, Ltd.
General Partner
DATE: March 31, 2003	By: /s/ Steven D. Ezell
General Partner
DATE: March 31, 2003	By: /s/ Michael A. Hartley
General Partner
By: 222 Partners, Inc.
General Partner
DATE: March 31, 2003	By: /s/ Michael A. Hartley
Secretary/Treasurer

Supplement Information to be Furnished with Reports filed Pursuant to Section 15(d) of the Act by Registrant Which Have Not Registered Securities Pursuant to Section 12 of the Act: No annual report or proxy material has been sent to security holders.

Independent Auditors' Report

The Partners

Raines Lenders, L.P.:

Under date of February 1, 2003,except for Note 6, which is dated March 25, 2003, we reported on the balance sheets of Raines Lenders, L.P. as of December 31, 2002 and 2001, and the related statements of operations, partners' equity, and cash flows for each of the years in the three-year period ended December 31, 2002. The financial statements and our report thereon are included elsewhere herein. In connection with our audits of the aforementioned consolidated financial statements, we have also audited the related financial statement Schedule III, Real Estate and Accumulated Depreciation. This financial statement schedule is the responsibility of the Partnership's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

The aforementioned financial statements and Financial Statement Schedule have been prepared assuming that the Partnership will continue as a going concern. As discussed in Note 5 to the financial statements, the Partnership has suffered recurring losses from operations and has insufficient liquid assets to fund ongoing operations that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 5 to the financial statements. The financial statements and Financial Statement Schedule do not include any adjustments that might result from the outcome of this uncertainty.

KPMG LLP

Nashville, Tennessee

February 1, 2003

RAINES LENDERS, L.P.
(A Limited Partnership)

Schedule III

Real Estate and Accumulated Depreciation

December 31, 2002

		Initial Cost to Partnership		Cost capitalized subsequent to acquisition		Gross amount at which carried at close of period
Description	Encumbrances	Land	Buildings and improvements	Improvements	Carrying costs	Land	Buildings and improvements	Total	Accumulated depreciation	Date of construction	Date acquired
200 acres of partially developed land in Memphis, Tennessee	$600,000	$2,990,642	--	--		$2,990,642	--	$2,990,642	--	--	12/29/2000

RAINES LENDERS, L.P.
(A Limited Partnership)

Schedule III

Real Estate and Accumulated Depreciation

December 31, 2002 and 2001

(Continued)
	2002	2001
(1) Balance at beginning of Period	$3,400,000	3,400,000
Additions during period:
Obtained in foreclosure	--	--
Deductions during period:
Cost of real estate sold	--	--
Asset writedown	(409,358)	--
Impact fees refunded	--	--
Balance at close of Period	$2,990,642	3,400,000

(2) Aggregate cost for Federal income tax Purposes	$5,523,506	5,523,506

See accompanying independent auditors' report.

Exhibits filed to Item 14(a)(3):

RAINES LENDERS, L.P.

(A Delaware Limited Partnership)

Exhibit Index

Exhibit
3

Amended and Restated Certificate and Agreement of Limited Partnership, incorporated by reference to Exhibit A to the Prospectus of Registrant dated April 3, 1989 filed pursuant to Rule 424(b) of the Securities and Exchange Commission

22	Subsidiaries-Registrant has no subsidiaries
99.1

Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Steven D. Ezell, the Chief Executive Officer of Raines Lenders, L. P. on March 31, 2003.

99.2

Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Michael A. Hartley, the Chief Financial Officer of Raines Lenders, L. P. on March 31, 2003.

99.3	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Steven D. Ezell, the Chief Executive Officer of Raines Lenders, L. P. on March 31, 2003.
99.4	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Michael A. Hartley, the Chief Financial Officer of Raines Lenders, L. P. on March 31, 2003.

.

RAINES LENDERS, L. P.

Exhibit 99.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Raines Lenders, L. P. (the "Registrant") on Form 10-K for the year ended December 31, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"). I, Steven D. Ezell, Chief Executive Officer of Raines Lenders, L. P. certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that:

  The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

  Information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.
RAINES LENDERS, L.P.
By: 222 RAINES LTD.
General Partner
Date: March 31, 2003	By: /s/ Steven D. Ezell
General Partner

Exhibit 99.2

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Raines Lenders, L. P. (the "Registrant") on Form 10-K for the year ended December 31, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"). I, Michael A. Hartley, Chief Financial Officer of Raines Lenders, L. P, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that:

  The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

  Information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.
RAINES LENDERS, L.P.
By: 222 RAINES LTD.
General Partner
Date: March 31, 2003	By: /s/ Michael A. Hartley
General Partner

Exhibit 99.3

CERTIFICATION

I, Steven D. Ezell, certify that:

1.     I have reviewed this annual report on Form 10-K of Raines Lenders, L.P.

2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.     The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
RAINES LENDERS, L.P.
By: 222 Raines, Ltd.
General Partner
DATE: March 31, 2003	By: /s/ Steven D. Ezell
General Partner

Exhibit 99.4

CERTIFICATION

I, Michael A Hartley, certify that:

1.     I have reviewed this annual report on Form 10-K of Raines Lenders, LP

2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.     The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
RAINES LENDERS, L.P.
By: 222 Raines, Ltd.
General Partner
By: 222 Partners, Inc.
General Partner
DATE: March 31, 2003	By: /s/ Michael A. Hartley
Secretary/Treasurer