Form 10-Q
period 2003-03-31
RAINES LENDERS L P
filed 2003-05-15
CIK 845399

FORM 10-Q. --QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

(As last amended in Rel. No. 31326, eff. 10/22/92.)

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of

the Securities Exchange Act of 1934

For the period ended

March 31, 2003

[] Transition Report Pursuant to Section 13 or 15(d) of

the Securities Exchange Act of 1934

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

YES X NO

PART 1. FINANCIAL INFORMATION

RAINES LENDERS, L.P.

(A Delaware Limited Partnership)

FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2003 and 2002

(Unaudited)

INDEX

RAINES LENDERS, L.P.

(A Limited Partnership)

BALANCE SHEETS

	March 31, 2003	December 31, 2002
	(Unaudited)
ASSETS

Cash	$339	$8,324
Restricted cash	142,532	142,532
Land and improvements held for sale	2,990,642	2,990,642

Total assets	$3,133,513	$3,141,498

LIABILITIES AND PARTNERS' EQUITY

Due to affiliate	$21,012	$10,450
Accounts payable	18,400	15,152
Property tax payable	97,349	73,256
Note payable	600,000	600,000

Total liabilities	736,761	698,858
Partners' equity:

Limited partners, 7,500 units outstanding	2,396,752	2,442,640
General partner

Total partners' equity	2,396,752	2,442,640

Total liabilities and partners' equity	$3,133,513	$3,141,498

RAINES LENDERS, L.P.

(A Limited Partnership)

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended March 31,
	2003	2002

Total revenues	$ -	$ -

Expenses

State tax	2,125	2,125
Property tax	24,093	24,093
Management and administration fees	2,250	2,250
Legal and accounting fees	5,613	3,250
Office administration expenses	1,082	769
Interest expense	10,725	3,793
Amortization of loan costs	0	2,190

Total expenses	(45,888)	(38,470)

Net loss	(45,888)	(38,470)

Net loss per limited partner unit	($8.16)	($6.84)
(5,625 units outstanding)

RAINES LENDERS, L.P.

(A Limited Partnership)

STATEMENTS OF CASH FLOWS

(Unaudited)
	Three months ended March 31,
	2003	2002
Cash flows from operating activities:

Net loss	($45,888)	($38,470)
Adjustments to reconcile net loss to net cash used in operating activities:

Increase in payable to affiliates	10,562	9,500
Amortization of loan costs	0	2,190
Decrease in accounts payable	3,248	1,748
Increase (Decrease) in property taxes payable	24,093	(84,141)

Net cash used in operating activities	(7,985)	(109,173)

Cash flows from financing activities - proceeds from note payable	0	110,000

Net decrease in cash	(7,985)	827

Cash at beginning of period	8,324	44
Cash at end of period	$339	$871

Supplemental Disclosures:

Cash paid for interest	$10,725	$3,793

RAINES LENDERS, L.P.

(A Limited Partnership)

NOTES TO THE FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2003 AND 2002

(Unaudited)

A. ACCOUNTING POLICIES

The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Form 10-K for the year ended December 31, 2002. In the opinion of management such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to summarize fairly the Partnership's financial position and results of operations. The results of operations for the three-month period ended March 31, 2003may not be indicative of the results that may be expected for the year ending December 31, 2003.

B. RELATED PARTY TRANSACTIONS

The General Partner and its affiliates have been actively involved in managing the Partnership. Compensation earned for these services were as follows:

	Three months ended March 31,
	2003	2002
Management fee	$2,250	$ 2,250
Accounting fees	0	500

C. COMPREHENSIVE INCOME

During the three-month periods ended March 31, 2003 and 2002 the Partnership had no components of other comprehensive loss.  Accordingly, comprehensive loss for each of the periods was the same as net loss.

D. LIQUIDITY

The Partnership has suffered recurring losses from operations and has a net working capital deficiency at March 31, 2003. At March 31, 2003, the Partnership had unrestricted cash of $339 and liabilities to non-affiliated entities of $715,749. The cash is insufficient to fund ongoing operations. The Partnership owns assets with a net book value of $2,990,642 and has liabilities of $736,761. If funds are not sufficient to fund operations in 2003, the General Partner will defer the collection of fees for certain affiliated expenses and will provide advances until cash becomes available.

RAINES LENDERS, L.P.

(A Limited Partnership)

NOTES TO THE FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2003 AND 2002

(Unaudited)

E. IMPAIRMENT

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

F. NOTE PAYABLE

On December 21, 2001, the Partnership obtained a line of credit (LOC) of $600,000 which bears interest at prime rate with a floor of 4.0% and a ceiling of 24.0% (4.25% at December 31, 2002). The Partnership had drawn $600,000 against the line at December 31, 2002. The Line of credit is collateralized by the land and improvements held for sale. The loan was originally due on December 21, 2002. However, the credit agreement was amended to (1) extend the maturity date to March 3, 2003, (2) increase the interest rate on amounts due under the credit agreement to the bank's prime rate + 0.50% (4.75% at December 31, 2002 and March 31, 2003) effective January 31, 2003, and (3) change the credit agreement from a revolving line of credit to a non-revolving line of credit with a maximum principal amount of $600,000 effective January 31, 2003. All principal and interest outstanding under the credit agreement were due in a single payment on March 3, 2003. On March 25, 2003, the credit agreement was further amended to convert the non-revolving line of credit to a term loan with the final payment due March 25, 2004. The aggregate maturities of long-term debt for each of the five years subsequent to December 31, 2002 are $20,764 in 2003, $579,236 in 2004, and $0 thereafter.

Item 2.Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations for the Quarter Ended March 31, 2003.

The Registrant had no land sales during the first quarter of 2003 or 2002. Operating expenses of the Registrant are comparable with prior quarters.

Financial Condition and Liquidity

As of April 30, 2003 the Registrant had $52,774 in cash.  This balance is not sufficient to meet the operating needs of the Registrant. The Partnership has suffered recurring losses from operations and has a net working capital deficiency at March 31, 2003. At March 31, 2003, the Partnership had unrestricted cash of $339, liabilities to non-affiliated entities of $543,191. The cash is insufficient to fund ongoing operations. The Partnership owns assets of $3,546,642 and has liabilities of $552,691. If funds are not sufficient to fund operations in 2003, the General Partner can defer the collection of fees for certain affiliated expenses and can provide advances until cash becomes available

Critical Accounting Policies

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

Contractual Obligations and Commitments

At March 31, 2003, the Partnership has no capital lease obligations, operating leases, unconditional purchase obligations or other long term obligations. The Partnership does not enter into derivative transactions. The partnership has a line of credit of $600,000 at a bank and has drawn down $431,352 on the line at March 31, 2003. Interest on this amount is at the prime rate and amounts drawn down are due December 21, 2003 At March 31, 2003 and December 31, 2002, the Partnership has cash balances of $139,200 restricted by the City of Memphis to be used to fund property improvements, consisting of road and utility work. This restricted cash secures a letter of credit in the same amount to ensure the required developments are made. The Partnership may also borrow from the General Partner in order to meet cash flow needs and may have amounts payable to the General Partner for management fees or other services. At March 31, 2003 and December 31, 2002, the Partnership had $9,500 and $0 of non-interest bearing borrowings from the General Partner. Transactions with the General Partner and affiliates are discussed in footnote B to the financial statements.

Part II. OTHER INFORMATION

Item 4. DISCLOSURE CONTROL AND PROCEDURES

As of October 31, 2002, under the supervision and with the participation of the Partnership's Chief Executive Officer (CEO) and the Chief Financial Officer (CFO), management has evaluated the effectiveness of the design and operation of the Partnership's disclosure controls and procedures. Based on that evaluation, the CEO and CFO, concluded that the Partnership's disclosure controls and procedures were effective as of October 31, 2002. There were no significant changes in the Partnership's internal controls or in the other factors that could significantly affect those controls subsequent to the date of the evaluation.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit

Number Description

99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Steven D. Ezell, the President and Chief Executive Officer of Raines Lenders, L. P. on May 15, 2003.

99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Michael A. Hartley, the Executive Vice President and Chief Financial Office Raines Lenders, L. P. on May 15, 2003.

99.3 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Steven D. Ezell, the President and Chief Executive Officer of Raines Lenders, L. P. on May 15, 2003.

.

99.4 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Michael A. Hartley, the Executive Vice President and Chief Financial Office of Raines Lenders, L. P. On May 15, 2003.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K (continued)

(b)

Form 8-K filed on April 17, 2003 states a change in the Registrant's accounting firm. In a letter dated April 4 2003 and received by the Registrant on April 10, 2003, KPMG LLP ("KPMG") declined to stand for re-election as independent public accountants for the Registrant.

The audit reports issued by KPMG on the financial statements of the Registrant as of and for the years ended December 31, 2002 and December 31, 2001, did not contain an adverse opinion or a disclaimer of opinion, and were not qualified or modified, as to uncertainty, audit scope or accounting principles.

During the two most recent fiscal years ended December 31, 2002 and December 31, 2001, and the subsequent interim period from January 1, 2003 through April 4 2003, there have been no disagreements between the Registrant and KPMG on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of KPMG, would have caused KPMG to make reference to the subject matter thereof in its report on the Registrant's consolidated financial statements for such periods.

During the two most recent fiscal years and through April 4 2003, there were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K.

On April 17, 2003, the Partnership retained the services Crowe Chizek and Company LLC as the Partnership's auditors for the year ended December 31, 2003. The decision to change accounting firms was recommended and approved by the Board of Directors of 222 Partners, Inc., general partner of 222 LMR, Ltd., General Partner of LMR Land Company, Ltd. During the fiscal years ended December 31, 2002 and December 31, 2001 and through April 17, 2003, the Registrant has not consulted Crowe Chizek and Company LLC regarding any matters described in, and required to be disclosed pursuant to, Item 304(a)(2)(i) and (ii) of Regulation S-K.

RAINES LENDERS, L. P.

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Report of Raines Lenders, L. P. on Form 10-Q for the quarter ended March 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Steven D. Ezell, Chief Executive Officer of the Raines Lenders, L. P. certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) Information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: May 15, 2003 Steven D. Ezell

Chief Executive Officer

In connection with the Report of Raines Lenders, L. P. on Form 10-Q for the quarter ended March 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Michael A. Hartley, Chief Financial Officer of Raines Lenders, L. P, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) Information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: May 15, 2003 Michael A. Hartley

Chief Financial Officer

RAINES LENDERS, L. P.

CERTIFICATION PURSUANT TO

SECTION 302 OF

THE SARBANES-OXLEY ACT OF 2002.

CERTIFICATE OF CHIEF EXECUTIVE OFFICER

Exhibit 99.3

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
    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; ;and
  The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses

  Date: May 15, 2003 Steven D. Ezell

  Chief Executive Officer

  RAINES LENDERS, L. P.

  CERTIFICATION PURSUANT TO

  SECTION 302 OF

  THE SARBANES-OXLEY ACT OF 2002.

  CERTIFICATE OF CHIEF FINANCIAL OFFICER

  Exhibit 99.4

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
    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; ;and
  The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses

Date: May 15, 2003 Michael A. Hartley

Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RAINES LENDERS, L.P.

By: 222 RAINES LTD.

General Partner
Date: May 15, 2003	By: /s/ Steven D. Ezell
General Partner

By: 222 PARTNERS, INC.

General Partners

Date: May 15, 2003	By: /s/ Michael A. Hartley
Secretary/Treasurer