Form 10-Q
period 2003-06-30
RAINES LENDERS L P
filed 2003-08-13
CIK 845399

FORM 10-Q. --QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

(As last amended in Rel. No. 31326, eff. 10/22/92.)

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of

the Securities Exchange Act of 1934

For the period ended

June 30, 2003

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

YES X NO

PART 1. FINANCIAL INFORMATION

RAINES LENDERS, L.P.

(A Delaware Limited Partnership)

FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2003 and 2002

(Unaudited)

INDEX

RAINES LENDERS, L.P.

(A Limited Partnership)

BALANCE SHEETS

	June 30, 2003	December 31, 2002
ASSETS

Cash	39,475	8,324
Restricted cash	142,532	142,532
Land and improvements held for sale	2,990,642	2,990,642

Total Assets	3,172,649	3,141,498

LIABILITIES AND PARTNERS' EQUITY

Due to affiliate	13,586	10,450
Accounts payable	20,412	15,152
Property tax payable	121,442	73,256
Note payable	593,188	600,000

Total Liabilities	748,628	698,858

Partners' equity:

Limited partners, 5,625 units outstanding	2,424,021	2,442,640
General partner

Total partners' equity	2,424,021	2,442,640

Total liabilities and partners' equity	3,172,649	3,141,498

RAINES LENDERS, L.P.

(A Limited Partnership)

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended		six months ended
	June 30,
	2003	2002	2003	2002
Revenue:

Other income	$71,000	$-	$71,000	$-

Total revenues	71,000	-	71,000	-

Expenses

Property tax expense	24,093	24,093	48,186	48,186
Management fees	2,250	2,250	4,500	4,500
Legal and accounting fees	6,397	20,425	12,009	23,675
General and administrative expenses	3,732	208	6,943	3,102
Interest expense	7,256	5,236	17,981	9,030
Amortization	-	2,190	-	4,381

Total Expenses	43,728	54,402	89,619	92,874

Net income (loss)	$27,272	$(54,402)	$(18,619)	$(92,874)

Net loss per limited partner unit	$4.85	$(9.67)	$(3.31)	$(16.51)
(5,625 units outstanding)

RAINES LENDERS, L.P.

(A Limited Partnership)

STATEMENTS OF CASH FLOWS

(Unaudited)
	6/30/03	6/30/02
Cash flows from operating activities:

Net loss	$(18,619)	$(92,874)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:

Increase in due to affiliates	3,136	5,725
Amortization	-	4,381
Decrease in accounts payable	5,260	(1,127)
Increase (decrease) in property taxes payable	48,186	(60,048)

Net cash from operating activities	37,963	(143,943)

Cash flows from financing activities

Principal reduction on note payable	(6,812)
proceeds from note payable		150,000

Net cash from financing activities	(6,812)	150,000

Net increase in cash	31,151	6,057

Cash at beginning of period	8,324	44
Cash at end of period	$39,475	$6,101

RAINES LENDERS, L.P.

(A Limited Partnership)

NOTES TO THE FINANCIAL STATEMENTS

For the Six months ended June 30, 2003 AND 2002

(Unaudited)

A. BUSINESS

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

A. ACCOUNTING POLICIES

The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Form 10-K for the year ended December 31, 2002. In the opinion of management such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to summarize fairly the Partnership's financial position and results of operations. The results of operations for the six-month period ended June 30, 2003may not be indicative of the results that may be expected for the year ending December 31, 2003.

B. RELATED PARTY TRANSACTIONS

The General Partner and its affiliates have been actively involved in managing the Partnership. Compensation earned for these services were as follows:

	Six months ended June 30,
	2003	2002
Management fee	$4,500	$ 4,500
Accounting fees	10,039	11,885

C. COMPREHENSIVE INCOME

During the six-month periods ended June 30, 2003 and 2002 the Partnership had no components of other comprehensive loss.  Accordingly, comprehensive loss for each of the periods was the same as net loss.

D. LIQUIDITY

The Partnership has suffered recurring losses from operations and has a net working capital deficiency at June 30, 2003. At June 30, 2003, the Partnership had unrestricted cash of $39,475 and liabilities to non-affiliated entities of $735,040. The cash is insufficient to fund ongoing operations. The Partnership owns assets with a net book value of $2,990,643 and has liabilities of $748,626. If funds are not sufficient to fund operations in 2003, the General Partner will defer the collection of fees for certain affiliated expenses and will provide advances until cash becomes available.

RAINES LENDERS, L.P.

(A Limited Partnership)

NOTES TO THE FINANCIAL STATEMENTS

For the Six months ended June 30, 2003 AND 2002

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

F. NOTE PAYABLE

On December 21, 2001, the Partnership obtained a line of credit (LOC) of $600,000 which bears interest at prime rate with a floor of 4.0% and a ceiling of 24.0% (4.25% at December 31, 2002). The Partnership had drawn $600,000 against the line at December 31, 2002. The Line of credit is collateralized by the land and improvements held for sale. The loan was originally due on December 21, 2002. However, the credit agreement was amended to (1) extend the maturity date to March 3, 2003, (2) increase the interest rate on amounts due under the credit agreement to the bank's prime rate + 0.50% (4.75% at December 31, 2002 and 4.5% at June 30, 2003) effective January 31, 2003, and (3) change the credit agreement from a revolving line of credit to a non-revolving line of credit with a maximum principal amount of $600,000 effective January 31, 2003. All principal and interest outstanding under the credit agreement were due in a single payment on March 3, 2003. On March 25, 2003, the credit agreement was further amended to convert the non-revolving line of credit to a term loan with the final payment due March 25, 2004. The aggregate maturities of long-term debt for each of the five years subsequent to December 31, 2002 are $20,764 in 2003, $579,236 in 2004, and $0 thereafter.

Item 2.Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations for the Quarter Ended June 30, 2003.

The Registrant had no land sales during the first six-month period of 2003 or 2002. Operating expenses of the Registrant are comparable with prior quarters, except for other income in 2003 which is sale proceeds of $71,000 from fill dirt sold from the property and the decrease in legal and accounting fees due to the change in principal accountants.

Financial Condition and Liquidity

As of July 31, 2003 the Registrant had $30,147 in cash.  This balance is not sufficient to meet the operating needs of the Registrant. The Partnership has suffered recurring losses from operations and has a net working capital deficiency at June 30, 2003. At June 30, 2003, the Partnership had unrestricted cash of $39,475, liabilities to non-affiliated entities of $735,042. The cash is insufficient to fund ongoing operations. The Partnership owns assets of $3,172,649 and has liabilities of $748,628. If funds are not sufficient to fund operations in 2003, the General Partner will defer the collection of fees for certain affiliated expenses and will provide advances until cash becomes available

Critical Accounting Policies

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

Contractual Obligations and Commitments

At June 30, 2003, the Partnership has no capital lease obligations, operating leases, unconditional purchase obligations or other long term obligations. The Partnership does not enter into derivative transactions. The partnership has a term loan of $593,188 at a bank at June 30, 2003. Interest and principal payments are made monthy and the interest rate is at the prime rate +. 5% (4.5% at June 30, 2003). The loan is due on March 25, 2004. At June 30, 2003 and December 31, 2002, the Partnership has cash balances of $139,200 restricted by the City of Memphis to be used to fund property improvements, consisting of road and utility work. This restricted cash secures a letter of credit in the same amount to ensure the required developments are made. The Partnership may also borrow from the General Partner in order to meet cash flow needs and may have amounts payable to the General Partner for management fees or other services. At June 30, 2003 and December 31, 2002, the Partnership had no borrowings from the General Partner. Transactions with the General Partner and affiliates are discussed in footnote B to the financial statements.

Part II. OTHER INFORMATION

Item 4. DISCLOSURE CONTROL AND PROCEDURES

As of July 31, 2003, under the supervision and with the participation of the Partnership's Chief Executive Officer (CEO) and the Chief Financial Officer (CFO), management has evaluated the effectiveness of the design and operation of the Partnership's disclosure controls and procedures. Based on that evaluation, the CEO and CFO, concluded that the Partnership's disclosure controls and procedures were effective as of July 31, 2003. There were no significant changes in the Partnership's internal controls or in the other factors that could significantly affect those controls subsequent to the date of the evaluation.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit

Number Description

31.1 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Steven D. Ezell, the President and Chief Executive Officer of Raines Lenders, L. P. on August 14, 2003.

31.2 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Michael A. Hartley, the Executive Vice President and Chief Financial Office of Raines Lenders, L. P. On August 14, 2003.

32 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Steven D. Ezell, the President and Chief Executive Officer of Raines Lenders, L. P. and Michael A. Hartley, the Executive Vice President and Chief Financial Officer of Raines Lenders, L. P. on August 14, 2003.

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

RAINES LENDERS, L. P.

CERTIFICATION PURSUANT TO

SECTION 302 OF

THE SARBANES-OXLEY ACT OF 2002.

CERTIFICATE OF CHIEF EXECUTIVE OFFICER

Exhibit 31.1

I, Steven D. Ezell, certify that:

  I have reviewed this report on Form 10-Q of Raines Lenders, L. P.
  Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;
  Based on my knowledge, the financial statements, and other financial information included in this eport, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;
  The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-145(e) and15d-145(e)) for the registrant and have;
    Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
    Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report based on such evaluation; and
    Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonable likely to materially affect the registrant's internal control over financial reporting; and
  The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function);
    All significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and
    Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls over financial reporting;

Date: August 14, 2003 Steven D. Ezell

Chief Executive Officer

RAINES LENDERS, L. P.

CERTIFICATION PURSUANT TO

SECTION 302 OF

THE SARBANES-OXLEY ACT OF 2002.

CERTIFICATE OF CHIEF FINANCIAL OFFICER

Exhibit 31.2

I, Michael A. Hartley, certify that:

  I have reviewed this report on Form 10-Q of Raines Lenders, L. P.
  Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;
  Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;
  The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-145(e) and15d-145(e)) for the registrant and have;
    Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
    Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report based on such evaluation; and
    Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonable likely to materially affect the registrant's internal control over financial reporting; and
  The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function);
    All significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and
    Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls over financial reporting;

Date: August 14, 2003 Michael A. Hartley

Chief Financial Officer

RAINES LENDERS, L. P.

Exhibit 32

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Report of Raines Lenders, L. P. on Form 10-Q for the quarter ended June 30, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Steven D. Ezell, Chief Executive Officer of the Raines Lenders, L. P. certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) Information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: August 14, 2003 Steven D. Ezell

Chief Executive Officer

In connection with the Report of Raines Lenders, L. P. on Form 10-Q for the quarter ended June 30, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Michael A. Hartley, Chief Financial Officer of Raines Lenders, L. P, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) Information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: August 14, 2003 Michael A. Hartley

Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RAINES LENDERS, L.P.

By: 222 RAINES LTD.

General Partner
Date: August 14, 2003	By: /s/ Steven D. Ezell
General Partner

By: 222 PARTNERS, INC.

General Partners

Date: August 14, 2003	By: /s/ Michael A. Hartley
Secretary/Treasurer