Form 10-Q
period 2003-09-30
RAINES LENDERS L P
filed 2003-11-14
CIK 845399

FORM 10-Q. --QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
(As last amended in Rel. No. 31326, eff. 10/22/92.)

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended
SEPTEMBER 30, 2003

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

PART 1. FINANCIAL INFORMATION

RAINES LENDERS, L.P.

(A Delaware Limited Partnership)

FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 and 2002

(Unaudited)

INDEX

RAINES LENDERS, L.P.

(A Limited Partnership)

BALANCE SHEETS

	September 30, 2003	December 31, 2002
	(Unaudited)
ASSETS
Cash	6,553	8,324
Restricted cash	142,532	142,532
Land	2,990,642	2,990,642
Total assets	3,139,727	3,141,498

LIABILITIES AND PARTNERS' EQUITY

Accounts payable	31,408	25,602
Property tax payable	145,535	73,256
Note payable to bank	586,292	600,000
Total liabilities	763,235	698,898

Partners' equity:

Limited partners, 5,625 units outstanding	2,376,492	2,442,640
General partner
Total partners' equity	2,376,492	2,442,644

Total liabilities and partners' equity	3,139,727	3,141,498

RAINES LENDERS, L.P.

(A Limited Partnership)

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended	Nine months ended
	September 30,
	2003	2002	2003	2002
Revenue:
Miscellaneous	0	0	71,000	0
Total revenues	0	0	71,000	0

Expenses:
Franchise and excise tax expense	1,240	2,125	4,605	2,875
Property tax expense	24,093	24,093	72,279	72,279
Management fees	2,250	2,250	6,750	6,750
Legal and accounting expenses	10,488	6,613	22,497	30,288
Office administration expenses	2,289	140	5,864	2,492
Interest expense	7,172	5,475	25,153	14,505
Amortization	0	2,190	0	6,571
Total expenses	47,532	42,886	137,148	135,760

Net loss	(47,532)	(42,886)	(66,148)	(135,760)
Net loss per limited partner unit	$(8.45)	$(7.62)	$(11.76)	$(24.14)
Limited partner units outstanding	5,625	5,625	5,625	5,625

RAINES LENDERS, L.P.

(A Limited Partnership)

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the nine months ending September 30,
	2003	2002
Cash flows from operating activities:
Net income (loss)	$(66,148)	$(135,760)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Increase in due to affiliates		14,088
Amortization		6,571
Increase in accounts payable	5,806	1,625
Increase (decrease) in property tax payable	72,279	(35,955)
Net cash provided by (used in) operating activities	11,937	(149,431)

Cash flows from financing activities
Payments on note payable to bank	(13,708)
proceeds from note payable to bank		150,000
Net cash provided by (used in) financing activities	(13,708)	150,000

Net decrease in cash	(1,771)	569

Cash at beginning of period	8,324	44
Cash at end of period	$6,553	$613

Supplemental disclosure:
Cash paid for interest	$25,153	$14,505

RAINES LENDERS, L.P.

(A Limited Partnership)

NOTES TO THE FINANCIAL STATEMENTS

For the Nine months ended September 30, 2003 AND 2002

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

B. ACCOUNTING POLICIES

The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Form 10-K for the year ended December 31, 2002. In the opinion of management such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to summarize fairly the Partnership's financial position and results of operations. The results of operations for the nine-month period ended September 30, 2003may not be indicative of the results that may be expected for the year ending December 31, 2003.

C. RELATED PARTY TRANSACTIONS

The General Partner and its affiliates have been actively involved in managing the Partnership. Compensation earned for these services were as follows:

	Nine months ended September 30,
	2003	2002
Management fee	$6,750	$6,750
Accounting fees	10,539	12,385

D. COMPREHENSIVE INCOME

During the nine-month periods ended September 30, 2003 and 2002 the Partnership had no components of other comprehensive loss.  Accordingly, comprehensive loss for each of the periods was the same as net loss.

E. LIQUIDITY

The Partnership has suffered recurring losses from operations and has a net working capital deficiency at September 30, 2003. At October 31, 2003, the Partnership had unrestricted cash of $1,598 and liabilities to non-affiliated entities of $781,701. The cash is insufficient to fund ongoing operations. The Partnership owns assets with a net book value of $2,990,643 and has liabilities of $763,235. If funds are not sufficient to fund operations in 2003, the General Partner will defer the collection of fees for certain affiliated expenses and will provide advances until cash becomes available.

RAINES LENDERS, L.P.

(A Limited Partnership)

NOTES TO THE FINANCIAL STATEMENTS

For the Nine months ended September 30, 2003 AND 2002

(Unaudited)

F. IMPAIRMENT

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

G. NOTE PAYABLE

The Partnership has a term loan with a bank of $586,292. This loan matures on March 25, 2004. It has an interest rate of the bank's prime rate + 0.50% (4.75% at December 31, 2002 and 4.5% at September 30, 2003). The aggregate maturities of long-term debt for each of the five years subsequent to December 31, 2002 are $20,764 in 2003, $579,236 in 2004, and $0 thereafter.

Item 2.Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations for the Quarter Ended September 30, 2003.

The Registrant had no land sales during the first nine-month period of 2003 or 2002. Operating expenses of the Registrant are comparable with prior quarters, except for other income in 2003 which is sale proceeds of $71,000 from fill dirt sold from the property and the decrease in legal and accounting fees due to the change in principal accountants. The increase in interest expense is due to higher interest rates and principal balance.

Financial Condition and Liquidity

As of October 31, 2003 the Registrant had $1,598 in cash.  This balance is not sufficient to meet the operating needs of the Registrant. The Partnership has suffered recurring losses from operations and has a net working capital deficiency at September 30, 2003. At September 30, 2003, the Partnership had unrestricted cash of $142,532, liabilities to non-affiliated entities of $763,235. The cash is insufficient to fund ongoing operations. The Partnership owns assets of $3,139,727 and has liabilities of $763,235. If funds are not sufficient to fund operations in 2003, the General Partner will defer the collection of fees for certain affiliated expenses and will provide advances until cash becomes available

Critical Accounting Policies

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

Contractual Obligations and Commitments

At September 30, 2003, the Partnership has no capital lease obligations, operating leases, unconditional purchase obligations or other long term obligations. The Partnership does not enter into derivative transactions. The partnership has a term loan of $593,188 at a bank at September 30, 2003. Interest and principal payments are made monthy and the interest rate is at the prime rate +. 5% (4.5% at September 30, 2003). The loan is due on March 25, 2004. At September 30, 2003 and December 31, 2002, the Partnership has cash balances of $139,200 restricted by the City of Memphis to be used to fund property improvements, consisting of road and utility work. This restricted cash secures a letter of credit in the same amount to ensure the required developments are made. The Partnership may also borrow from the General Partner in order to meet cash flow needs and may have amounts payable to the General Partner for management fees or other services. At September 30, 2003 and December 31, 2002, the Partnership had no borrowings from the General Partner. Transactions with the General Partner and affiliates are discussed in footnote B to the financial statements.

Part II. OTHER INFORMATION

Item 4. DISCLOSURE CONTROL AND PROCEDURES

As of October 31, 2003, under the supervision and with the participation of the Partnership's Chief Executive Officer (CEO) and the Chief Financial Officer (CFO), management has evaluated the effectiveness of the design and operation of the Partnership's disclosure controls and procedures. Based on that evaluation, the CEO and CFO, concluded that the Partnership's disclosure controls and procedures were effective as of October 31, 2003. There were no significant changes in the Partnership's internal controls or in the other factors that could significantly affect those controls subsequent to the date of the evaluation.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit

Number Description

31.1 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Steven D. Ezell, the President and Chief Executive Officer of Raines Lenders, L. P. on November 14, 2003.

31.2 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Michael A. Hartley, the Executive Vice President and Chief Financial Office of Raines Lenders, L. P. On November 14, 2003.

32 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Steven D. Ezell, the President and Chief Executive Officer of Raines Lenders, L. P. and Michael A. Hartley, the Executive Vice President and Chief Financial Officer of Raines Lenders, L. P. on November 14, 2003.

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

Date: November 14, 2003 Steven D. Ezell

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

Date: November 14, 2003 Michael A. Hartley

Chief Financial Officer

RAINES LENDERS, L. P.

Exhibit 32

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Report of Raines Lenders, L. P. on Form 10-Q for the quarter ended September 30, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Steven D. Ezell, Chief Executive Officer of the Raines Lenders, L. P. certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) Information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: November 14, 2003 Steven D. Ezell

Chief Executive Officer

In connection with the Report of Raines Lenders, L. P. on Form 10-Q for the quarter ended September 30, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Michael A. Hartley, Chief Financial Officer of Raines Lenders, L. P, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) Information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: November 14, 2003 Michael A. Hartley

Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RAINES LENDERS, LP
By: 222 RAINES, LTD.
General Partner
By: 222 PARTNERS, INC.
General Partner
Date: November 14, 2003	By:/s/ Steven D. Ezell
President
Date: November 14, 2003	By:/s/Michael A. Hartley
Secretary/Treasurer