Form 10-K
period 2003-12-31
RAINES LENDERS L P
filed 2004-03-30
CIK 845399

Index

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended
December 31, 2003

Or

[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _______to_______

Commission File Number
33-26327-A

RAINES LENDERS, L.P.
(Exact name of Registrant as specified in its charter)

Delaware	62-1375240
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
3310 West End Avenue, Suite 490 Nashville, Tennessee	37203
(Address of principal executive offices)	(Zip Code)
Registrant's telephone number, including area code:	(615) 292-1040

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of each exchange on which registered
None	None

Securities registered pursuant to Section 12(g) of the Act:

UNITS OF LIMITED PARTNERSHIP INTEREST

(Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.  YES X NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy of information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes No X

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

The Registrant's primary business is to develop and sell certain undeveloped real estate in Memphis, Tennessee (the "Property"). The Registrant's investment objectives are preservation of capital and short-term liquidation of the Property.

Financial Information about Industry Segments

The Registrant's activity is within one industry segment and geographical area. Therefore, financial data relating to the industry segment and geographical area is included in Item 6 -  Selected Financial Data.

Narrative Description of Business

At December 31, 2003, the Registrant was holding approximately 200 acres of partially developed land on Raines Road in Memphis, Tennessee, adjacent to the Memphis International Airport ("the Property"). The Property is zoned for a wide variety of light industrial, warehouse, office-warehouse and distribution uses. All utilities, including water, sewer, electricity and natural gas, are available to the Property.

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

Item 2. Property

The Property consists of approximately 200 acres of partially developed land on Raines Road in Memphis, Tennessee, adjacent to the Memphis International Airport. The Property is zoned for a wide variety of light industrial, warehouse, office-warehouse and distribution uses. All utilities, including water, sewer, electricity and natural gas, are available to the Property

Item 3. Legal Proceedings

Registrant is not a party to material legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders

The security holders of Registrant did not vote on any matter during the fiscal year covered by this report.

Index

PART II

Item 5. Market for Registrants' Units of Limited Partnership Interest and Related Security Holder Matters

There is no established market for the Units, and it is not anticipated that any will exist in the future. On April 3, 1989, the Registrant commenced an offering to the public of 5,625 Units of Limited Partnership Interests at $1,000 per Unit. The offering of $5,625,000 was fully subscribed and closed on December 15, 1989.  As of February 28, 2004, there were 479 holders of record of the Units of Limited Partnership Interests.

There were no distributions made in 2003, 2002 or 2001. Other than liquidity constraints, there are no material restrictions upon the Registrant's present or future ability to make distributions in accordance with the provisions of Registrant's Limited Partnership Agreement.

Item 6. Selected Financial Data
	For the Year Ended December 31,
	2003	2002	2001	2000	1999
Total Revenues	$71,000	$3,331	$12,265	$102	$--
Net loss	(103,240)	(589,781)	(197,899)	(2,418,405)	(39,996)
Net loss per limited partner unit	(18.35)	(104.85)	(35.18)	(429.94)	(7.11)
Total assets	3,122,889	3,141,498	3,548,005	3,547,474	5,675,825
Note receivable from affiliate	--	--	--	--	4,700,000
Interest receivable from affiliate	$--	$--	$--	$--	$932,923

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The results of operations for the Registrant vary over the past three years due to several independent activities. The largest fluctuation is the impairment charge taken in 2002 of $409,358. This expense is the result of the General Partner re-evaluating the fair value of the property as compared to the carrying value. Based on sales projections, management determined that the carrying value of the property held for sale was not recoverable and, in accordance with SFAS No. 144, Accounting for the Disposal or Impairment of Long-lived Assets recorded an impairment charge of $409,358 during the year ended December 31, 2002. The General Partner believes that the carrying value and the fair market value of the Property at December 31, 2003 are comparable, and no additional impairment charges are expected in the near future.

Miscellaneous income in 2003 is due to the sale of fill dirt and in 2001 is due to the refund of state franchise and excise taxes. Neither event is expected to recur. The increase in interest expense over the three year period and the amortization of loan costs in 2002 are related to the note balance and interest rate, both which have increased over this period. The principal balance is not expected to change in the next year but interest rates will fluctuate with the market. Loan costs associated with acquiring this loan were amortized over the original loan period, which ended in December 2002. These costs are not expected to recur. The decline in property tax from 2001 is due to successful tax appeals of property valuations. The General Partner continually monitors the property taxes and depending on the changes made by taxing authorities, future tax appeals may be made.

Financial Condition and Liquidity

At December 31, 2003, the Partnership had unrestricted cash of $516 and liabilities to non-affiliated entities of $763,139. The cash is insufficient to fund ongoing operations. At December 31, 2003, the Partnership owns assets with a carrying value of $3,122,889 and has liabilities of $783,489. If funds are not sufficient in 2004, the General Partner will defer the collection of fees for certain affiliated expenses and will provide advances until cash becomes available.

At December 31, 2003, the Partnership had not paid property taxes for two years due to liquidity restraints. The General Partner uses this strategy to manage cash flow and will pay any taxes due before taxing authorities proceed with legal action against the Partnership. The General Partner will secure funding for these taxes or make loans to the Partnership as necessary.

The term loan from a bank totaling $579,236 at December 31, 2003 was due on March 25, 2004. The Note was renewed on March 29, 2004 extending the maturity to March 29, 2005. All terms of the note agreement remained the same with interest at a rate of prime +.50% (4.5% at March 19, 2004) and principal and interest payments of $4,689 a month.

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

Contractual Obligations and Commitments

At December 31, 2003, the Partnership has no capital lease obligations, operating leases, unconditional purchase obligations. The Partnership does not enter into derivative transactions. The partnership has a $579,236 term loan from a bank at December 31, 2003. The term loan from the bank was due on March 25, 2004. The Note was renewed on March 30, 2004 extending the maturity to March 25, 2005. All terms of the note agreement remained the same except the interest rate which is prime +.50% with a floor of 4.25% and a ceiling of 21% (4.5% at March 19, 2004). Principal and interest payments were $4,689 a month up to March 30, 2004 but were reduced due to the decline in the prime rate to an amount of $4,405 a month. Steven D. Ezell and Michael A. Hartley have personally guaranteed the note. The aggregate maturities of long-term debt subsequent to December 31, 2003 are $26,228 in 2004, and $547,382 in 2005.

At December 31, 2003 and 2002, the Partnership has cash balances of $ 131,731 and $142,532, respectively, restricted by the City of Memphis to be used to fund property improvements, consisting of road and utility work. This restricted cash secures a letter of credit in the same amount to ensure the required developments are made. The Partnership may also borrow from the General Partner in order to meet cash flow needs and may have amounts payable to the General Partner for management fees or other services. At December 31, 2003, the Partnership had borrowings from the General Partner totaling $20,350. Transactions with the General Partner and affiliates are discussed in footnote 2 to the financial statements.

Recently Issued Accounting Standards

During 2003, the Registrant adopted FASB Statement 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, FASB Statement 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equities, FASB Statement 132 (revised 2003), Employers' Disclosures about Pensions and Other Postretirement Benefits, FASB Interpretation 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, and FASB Interpretation 46, Consolidation of Variable Interest Entities. Adoption of the new standards did not materially affect the Company's operating results or financial condition.

In December 2003, the FASB revised Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51. This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. Interpretation 46, as revised in December 2003, changes the accounting model for consolidation from one based on consideration of control through voting interests. The decision to consolidate an entity will now also consider whether that entity has sufficient equity at risk to enable it to operate without additional financial support, whether the equity owners in that entity lack the obligation to absorb expected losses or the right to receive residual returns of the entity, or whether voting rights in the entity are not proportional to the equity interest and substantially all the entity's activities are conducted for an investor with few voting rights.  The Interpretation applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003. The Interpretation requires certain disclosures in financial statements issued after January 31, 2003 if it is reasonably possible that the Registrant will consolidate or disclose information about variable interest entities. The application of this Interpretation has not had a material effect on the Registrant's financial statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

The Registrant has no significant market risk exposure as defined by Item 305 of Regulation S-K of the Securities Exchange Act of 1934, except for future changes in the variable interest rate on the bank loan.

Index

Item 8. Financial Statements and Supplementary Data

RAINES LENDERS, L.P.

(A Limited Partnership)

FINANCIAL STATEMENTS

INDEX

(a)(1)Financial Statements	Page Number

Independent Auditors' Reports	opinion6
Financial Statements:
Balance Sheets	bs8
Statements of Operations	is9
Statements of Partners' Equity	equity10
Statements of Cash Flows	cf11
Notes to Financial Statements	notes12

INDEPENDENT AUDITORS' REPORT

The Partners

Raines Lenders, LP.:

We have audited the accompanying balance sheet of Raines Lenders, LP. (a limited partnership) as of December 31, 2003, and the related statements of operations, partners' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Raines Lenders, LP. at December 31, 2003, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Crowe Chizek and Company LLC

Brentwood, Tennessee

January 30, 2004, except for Note 6, which is dated March 30, 2004

Independent Auditors' Report

Independent Auditors' Report

The Partners

Raines Lenders, L.P.:

We have audited the accompanying balance sheet of Raines Lenders, L.P. (a limited partnership) as of December 31, 2002, and the related statements of operations, partners' equity, and cash flows for each of the years in the two-year period ended December 31, 2002. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Raines Lenders, L.P. at December 31, 2002, and the results of its operations and its cash flows for each of the years in the two- year period ended December 31, 2002, in conformity with accounting principles generally accepted  in the United States of America.

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

KPMG LLP

Nashville, Tennessee

February 1, 2003

Index

RAINES LENDERS, L.P.

(A Limited Partnership)

Balance Sheets

December 31, 2003 and 2002

	2003	2002
ASSETS
Cash	$516	$8,324
Restricted cash	131,731	142,532
Land and improvements held for sale	2,990,642	2,990,642
Total assets	$3,122,889	$3,141,498

Liabilities and Partners' Equity
Note payable to bank	$579,236	$600,000
Property tax payable	169,628	73,256
Due to affiliates	20,350	10,450
Accounts payable	14,275	15,152
Total liabilities	783,489	698,858

Partners' equity
Limited partners (5,625 units outstanding)	2,339,400	2,442,640
General Partner	--	--
Total partners' equity	2,339,400	2,442,640

Total liabilities and partners' equity	$3,122,889	$3,141,498

See accompanying notes to financial statements.

RAINES LENDERS, L.P.

(A Limited Partnership)

Statements of Operations

Years ended December 31, 2003, 2002 and 2001

	2003	2002	2001
Revenue:
Interest income	$--	$3,331	$--
Miscellaneous income	71,000	--	12,265
Total revenue	71,000	3,331	12,265

Expenses:
Impairment charge on land held for sale	--	409,358	--
Management and mortgage servicing fees	9,000	9,000	9,000
Legal and accounting fees	23,473	41,900	61,001
General and administrative	7,386	5,977	9,965
Amortization	--	8,761	--
Interest expense	32,164	18,869	7,348
State taxes	5,845	2,875	4,630
Property taxes	96,372	96,372	118,220
Total expenses	174,240	593,112	210,164

Net loss	$(103,240)	$(589,781)	$(197,899)

Net loss allocated to:
General Partner	--	--	--
Limited partners	$(103,240)	$(589,781)	$(197,899)

Net loss per limited partner unit	$(18.35)	$(104.85)	$(35.18)
Weighted average units outstanding	5,625	5,625	5,625

See accompanying notes to financial statements.

RAINES LENDERS, L.P.

(A Limited Partnership)

Statements of Partners' Equity

Years ended December 31, 2003, 2002 and 2001

		Limited Partners	General Partner	Total
	Units	Amounts	Amounts	Amounts
Balance at December 31, 2000	5,625	$3,230,320	$--	$3,230,320
Net Loss		(197,899)	--	(197,899)
Balance at December 31, 2001	5,625	3,032,421	--	3,032,421
Net Loss		(589,781)	--	(589,781)
Balance at December 31, 2002	5,625	2,442,640	--	2,442,640
Net Loss		(103,240)	--	(103,240)
Balance at December 31, 2003	5,625	$2,339,400	$--	$2,339,400

See accompanying notes to financial statements.

RAINES LENDERS, L.P.

(A Limited Partnership)

Statements of Cash Flows

Years ended December 31, 2003, 2002 and 2001

	2003	2002	2001
Cash flows from operating activities:
Net loss	$(103,240)	$(589,781)	$(197,899)
Adjustments to reconcile net loss to net cash from operating activities:
Amortization		8,761	--
Impairment charge on land held for sale		409,358	--
Increase (decrease) in due to affiliate	9,900	10,450	(94,035)
(Decrease) increase in accounts payable	(877)	1,414	(24,473)
Increase (decrease) in property taxes payable	96,372	(107,238)	2,616
Decrease in state taxes payable		--	(7,030)
Decrease (increase) in restricted cash	10,801	(3,332)	1,574
Decrease in interest receivable		--	6,646
Net cash provided by (used in) operating activities	12,956	(270,368)	(312,601)
Cash flows from financing activities:
Net borrowings under line of credit		278,648	321,352
Payments of note payable to bank	(20,764)
Increase in loan costs		--	(8,761)
Net cash (used in) provided by financing activities	(20,764)	278,648	312,591
Net increase (decrease) in cash	(7,808)	8,280	(10)
Cash at beginning of year	8,324	44	54
Cash at end of year	$516	$8,324	$44

Supplemental disclosures
Cash paid for interest	$32,164	$18,869	$7,348
Cash paid for taxes	5,845	2,875	4,630

See accompanying notes to financial statements.

Index

RAINES LENDERS, L.P.

(A Limited Partnership)

Notes to Financial Statements

December 31, 2003 and 2002

  Summary of Significant Accounting Policies

    Organization

    Raines Lenders, L.P. (the Partnership) is a Delaware limited partnership organized on December 16, 1988, for the purpose of making a participating mortgage loan to Raines Road, LP, which shares the same General Partner. The General Partner is 222 Raines, Ltd., whose general partners are Steven D. Ezell, Michael A. Hartley and 222 Partners, Inc. The Partnership prepares financial statements and Federal income tax returns on the accrual method and includes only those assets, liabilities and results of operations that relate to the business of the Partnership.

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

    Income Taxes

    No provision has or will be made for Federal income taxes since such taxes are the personal responsibility of the partners. Annually, the partners receive, from the Partnership IRS Form K-1's that provide them with their respective share of taxable income or losses, deductions, and other tax related information. The partnership pays state taxes on earnings from Tennessee operations. The Partnership's income tax expense relates to state taxes for income from continuing operations in Tennessee.

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

    Cumulative unpaid preferred returns are $6,297,759 and $5,622,759 at December 31, 2003 and 2002, respectively.

    Comprehensive Income

    Comprehensive income is defined as the change in equity of a business enterprise during a period associated with transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. During the years ended December 31, 2003, 2002, and 2001, the Partnership had no components of other comprehensive loss. Accordingly, comprehensive loss for each of the years was the same as net loss.

    Land and Improvements Held for sale

At December 31, 2003 and 2002, land and improvements held for sale includes approximately 200 acres of partially developed land on Raines Road in Memphis, Tennessee, adjacent to the Memphis International Airport. Effective January 1, 2003 the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard Number 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS No. 144"). SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Land and improvements held for sale are reported at the lower of the carrying value or estimated fair value less estimated costs to sell (Fair Value). To determine the Fair Value, management estimates the future discounted net cash flows using a discount rate commensurate with the risk associated with the property. If this land is considered impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the estimated Fair Value. Inherent in the calculation of future discounted net cash flows are certain significant management judgments and estimates including, among others, liquidation period, discount rate, selling price, and costs to sell, which significantly impact the estimated Fair Value. During 2002, the Partnership recorded an impairment charge of $409,358 to write down the carrying value of the Property to its estimated fair value.

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

    Recently Issued Accounting Standards

During 2003, the Company adopted FASB Statement 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, FASB Statement 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equities, FASB Statement 132 (revised 2003), Employers' Disclosures about Pensions and Other Postretirement Benefits, FASB Interpretation 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, and FASB Interpretation 46, Consolidation of Variable Interest Entities. Adoption of the new standards did not materially affect the Company's operating results or financial condition.

In December 2003, the FASB revised Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51. This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. Interpretation 46, as revised in December 2003, changes the accounting model for consolidation from one based on consideration of control through voting interests. The decision to consolidate an entity will now also consider whether that entity has sufficient equity at risk to enable it to operate without additional financial support, whether the equity owners in that entity lack the obligation to absorb expected losses or the right to receive residual returns of the entity, or whether voting rights in the entity are not proportional to the equity interest and substantially all the entity's activities are conducted for an investor with few voting rights.  The Interpretation applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003. The Interpretation requires certain disclosures in financial statements issued after January 31, 2003 if it is reasonably possible that the Registrant will consolidate or disclose information about variable interest entities. The application of this Interpretation has not had a material effect on the Registrant's financial statements.

2. Related Party Transactions

The General Partner and its affiliates have been actively involved in managing the Partnership. Affiliates of the General Partner receive fees for performing certain services. Expenses incurred for these services are as follows:

	2003	2002	2001
Management and mortgage servicing fees	$9,000	$9,000	$9,000
Accounting fees	10,950	21,500	17,400

3. Restricted Cash

At December 31, 2003 and 2002, the Partnership has cash balances of $131,731 and $142,532, respectively, restricted by the City of Memphis to be used to fund property improvements, consisting of road and utility work. This restricted cash secures a letter of credit in the same amount to ensure the required developments are made.

4. Land and Improvements Held for sale

Land and improvements held for sale at December 31, 2003 and 2002 was $2,990,642 . The aggregate cost for federal income tax purposes of land and improvements held for sale was $5,523,506 at December 31, 2003 and 2002.

5. Liquidity

The Partnership has suffered recurring losses from operations and has a net working capital deficiency at December 31, 2003. At December 31, 2003, the Partnership had unrestricted cash of $516 and liabilities to non-affiliated entities of $763,139. The cash is insufficient to fund ongoing operations. The Partnership owns assets with a carrying value of $3,122,889 and has liabilities of $783,489. If funds are not sufficient in 2004, the General Partner will defer the collection of fees for certain affiliated expenses and will provide advances until cash becomes available.

6. Note Payable

On December 31, 2003, the Partnership held a term loan to a bank of $579,236 which bears interest at prime rate + .50% with a floor of 4.00% and a ceiling of 24.0% (4.5% at December 31, 2003). The land and improvements held for sale serve as collateral for the loan. The general partners of 222 Raines, Ltd., the Registrant's General Partner, have personally guaranteed the note. The term loan from the bank was due on March 25, 2004. The Note was renewed on March 30, 2004 extending the maturity to March 25, 2005. All terms of the note agreement remained the same except the interest rate which is prime +.50% with a floor of 4.25% and a ceiling of 21% (4.5% at March 19, 2004). Principal and interest payments were $4,689 a month up to March 30, 2004 but were reduced due to the decline in the prime rate to an amount of $4,405 a month. The aggregate maturities of long-term debt subsequent to December 31, 2003 are $26,228 in 2004, and $547,382 in 2005.

Index

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

Form 8-K filed on April 17, 2003 states a change in the Registrant's accounting firm. In a letter dated April 4 2003 and received by the Registrant on April 10, 2003, KPMG LLP ("KPMG") declined to stand for re-election as independent public accountants for the Registrant.

The audit reports issued by KPMG on the consolidated financial statements of the Registrant as of and for the years ended December 31, 2002 and December 31, 2001, did not contain an adverse opinion or a disclaimer of opinion, and were not qualified or modified, as to uncertainty, audit scope or accounting principles.

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

The Registrant requested KPMG to furnish a letter addressed to the Securities and Exchange Commission stating whether it agrees with the above statements. A copy of such letter is filed as Exhibit 16.1 to this Current Report on Form 8-K.

The Registrant has appointed Crowe Chizek and Company LLC as its new independent public accountants effective as of April 17 2003. The selection of Crowe Chizek and Company LLC was approved by the Board of Directors of the General Partner of the Registrant on April 17 2003. During the fiscal years ended December 31, 2002 and December 31, 2001 and through April 17, 2003, the Registrant has not consulted Crowe Chizek and Company LLC regarding any matters described in, and required to be disclosed pursuant to, Item 304(a)(2)(i) and (ii) of Regulation S-K.

Item 9(a). Controls and Procedures

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

The General Partners of 222 Raines, Ltd. are as follows:

Steven D. Ezell

Steven D. Ezell, age 52, is a General Partner of 222 Raines, Ltd. He is the President and sole shareholder of 222 Partners, Inc. He has been an officer of 222 Partners, Inc. from September 17, 1986 through the current period. Mr. Ezell is President and 50% owner of Landmark Realty Services Corporation. For the prior four years, Mr. Ezell was involved in property acquisitions for Dean Witter Realty Inc. in New York City, most recently as Senior Vice President. Steven D. Ezell is the son of W. Gerald Ezell.

Michael A. Hartley

Michael A. Hartley, age 44, is Secretary/Treasurer and a Vice President of 222 Partners, Inc. He has been an officer of 222 Partners, Inc. from September 17, 1986 through the current period. Mr. Hartley is Vice President and 50% owner of Landmark Realty Services Corporation. Prior to joining Landmark in 1986, Mr. Hartley was Vice President of Dean Witter Realty Inc., a New York- based real estate investment firm.

222 Partners Inc.

222 Partners, Inc. was formed in September 1986 and serves as General Partner for several other real estate investment limited partnerships. The directors of 222 Partners, Inc. are W. Gerald Ezell, Steven D. Ezell, and Michael A. Hartley.

W. Gerald Ezell

W. Gerald Ezell, age 74, serves on the Board of Directors of 222 Partners, Inc. Until November 1985, Mr. Ezell had been for over 20 years an agency manager for Fidelity Mutual Life Insurance Company and a registered securities principal of Capital Analysts Incorporated, a wholly owned subsidiary of Fidelity Mutual Life Insurance Company.

Item 11. Executive Compensation

During 2003, Registrant was not required to and did not pay remuneration to any executives, partners of the General Partner or any affiliates, except as set forth in Item 13 of this report, "Certain Relationships and Related Transactions."
The General Partner does participate in the Profits, Losses and Distributions of the Registrant as set forth in the Partnership Agreement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Security Holder Matters

As of February 28, 2004 no person or "group" (as that term is used in Section 3(d) (3) of the Securities Exchange Act of 1934) was known by the Registrant to beneficially own more than five percent of the Units of Registrant.

As of the above date, the Registrant knew of no officers or directors of 222 Partners, Inc. that beneficially owned any of the units of the Registrant.

There are no arrangements known by the Registrant, the operation of which may, at a subsequent date, result in a change in control of the Registrant.

Item 13. Certain Relationships and Related Transactions

During 2003, no affiliated entities have earned compensation for services from the Registrant in excess of $60,000. For a listing of all miscellaneous transactions with affiliates, which were less than $60,000, refer to Note 2 to the Financial Statements in Item 8.

Item 14. Principal Accountant Fees and Services

Audit Related Fees

Our principal accountants billed us an aggregate of $13,000 in fees and expenses for professional services rendered in connection with the audits of our financial statements for the calendar years ended December 31, 2003, and reviews of the financial statements included in our quarterly reports on Form 10-Q during such calendar year. Our former accountants billed us $10,000 in fees and expenses for professional services rendered in connection with the audits of our financial statements for the calendar years ended December 31, 2002, and reviews of the financial statements included in our quarterly reports on Form 10-Q during such calendar year.

Our principal accountants did not bill us any additional fees that are not disclosed under audit fees in each of the last two calendar years for assurance and related services that are reasonably related to the performance of our audit or review of our financial statements.

Tax Fees

No tax fees were paid to our principal accountants or our former accountants for tax compliance, tax advice and tax planning during calendar years ended December 31, 2003 and 2002.

All Other Fees

No other fees were paid to our principal accountants or former accountants during calendar years ended December 31, 2003 and 2002 for products and services other than those products and services described above

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

Because the Registrant's units of Limited Partnership are not traded, the General Partner acts as the audit committee. The General Partner pre-approves all audit and non-audit services provided by the independent auditors prior to the engagement of the independent auditors with respect to such services.

Index

PART IV

Item 15. Exhibits, Financial Statement schedules and Reports on form 8-K
(a)	(1)	Financial Statements	Page numbers
		See Financial Statements Index in Item 8 hereof.	item8
	(2)	Financial Statement Schedule
		Independent Auditors' Report	opinion2
		Schedule III - Real Estate and Accumulated Depreciation	schiii
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
31.1

Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Steven D. Ezell, the general partner of 222 Raines, Ltd., the General Partner of Raines Lenders, Ltd. on March 30, 2004

sde
31.2

Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Michael A. Hartley, the general partner of 222 Raines, Ltd., the General Partner of Raines Lenders, Ltd. on March 30, 2004..

mah
32

Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Steven D. Ezell, and Michael A. Hartley, the general partners of 222 Raines, Ltd., the General Partner of Raines Lenders, Ltd. on March 30, 2004

both
(b)		No reports on Form 8-K have been filed during the last quarter of 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
RAINES LENDERS, L.P.
By: 222 Raines, Ltd.
General Partner
DATE: March 30, 2004	By: /s/ Steven D. Ezell
General Partner
DATE: March 30, 2004	By: /s/ Michael A. Hartley
General Partner
By: 222 Partners, Inc.
General Partner
DATE: March 30, 2004	By: /s/ Michael A. Hartley
Secretary/Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.
RAINES LENDERS, L.P.
By: 222 Raines, Ltd.
General Partner
DATE: March 30, 2004	By: /s/ Steven D. Ezell
General Partner
DATE: March 30, 2004	By: /s/ Michael A. Hartley
General Partner
By: 222 Partners, Inc.
General Partner
DATE: March 30, 2004	By: /s/ Michael A. Hartley
Secretary/Treasurer

Supplement Information to be Furnished with Reports filed Pursuant to Section 15(d) of the Act by Registrant Which Have Not Registered Securities Pursuant to Section 12 of the Act: No annual report or proxy material has been sent to security holders.

INDEPENDENT AUDITORS' REPORT

The Partners

Raines Lenders, LP:

Our report on our audit of the 2003 basic financial statements of Raines Lenders, LP. appears elsewhere herein. That audit was conducted for the purpose of forming an opinion on the 2003 basic financial statements taken as a whole. The 2003 Schedule III, Real Estate and Accumulated Depreciation is presented for purposes of additional analysis and is not a required part of the basic financial statements. The 2003 information has been subjected to the auditing procedures applied in the audit of the basic 2003 financial statements and, in our opinion, such information is fairly stated in all material respects in relation to the 2003 basic financial statements taken as a whole.

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

Crowe Chizek and Company LLC

Brentwood, Tennessee

January 30, 2004

Independent Auditors' Report

The Partners

Raines Lenders, L.P.:

Under date of February 1, 2003,except for Note 6, which is dated March 25, 2003, we reported on the balance sheet of Raines Lenders, L.P. as of December 31, 2002, and the related statements of operations, partners' equity, and cash flows for each of the years in the two-year period ended December 31, 2002. The financial statements and our report thereon are included elsewhere herein. In connection with our audits of the aforementioned financial statements, we have also audited the 2002 and 2001 information in the related financial statement Schedule III, Real Estate and Accumulated Depreciation. This financial statement schedule is the responsibility of the Partnership's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such 2002 and 2001 information in the financial statement schedule, when considered in relation to the 2002 and 2001 basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

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

KPMG LLP

Nashville, Tennessee

February 1, 2003

RAINES LENDERS, L.P.
(A Limited Partnership)

Schedule III

Real Estate and Accumulated Depreciation

December 31, 2003

		Initial Cost to Partnership		Cost capitalized subsequent to acquisition		Gross amount at which carried at close of period
Description	Encumbrances	Land	Buildings and improvements	Improvements	Carrying costs	Land	Buildings and improvements	Total	Accumulated depreciation	Date of construction	Date acquired
200 acres of partially developed land in Memphis, Tennessee	$579,236	$2,990,642	--	--		$2,990,642	--	$2,990,642	--	--	12/29/2000

See accompanying independent auditors' reports.

RAINES LENDERS, L.P.
(A Limited Partnership)

Schedule III

Real Estate and Accumulated Depreciation

December 31, 2003 and 2002

(Continued)

	2003	2002	2001
(1) Balance at beginning of Period	$2,990,642	$3,400,000	$3,400,000
Additions during period:
Obtained in foreclosure	--	--	--
Deductions during period:
Cost of real estate sold	--	--	--
Asset write down	--	(409,358)	--
Impact fees refunded	--	--	--
Balance at close of Period	$2,990,642	$2,990,642	$3,400,000
(2) Aggregate cost for Federal income tax Purposes	$5,523,506	$5,523,506	$5,523,506

See accompanying independent auditors' reports.

Exhibits filed to Item 14(a)(3):

RAINES LENDERS, L.P.

(A Delaware Limited Partnership)

Exhibit Index

Exhibit
3

Amended and Restated Certificate and Agreement of Limited Partnership, incorporated by reference to Exhibit A to the Prospectus of Registrant dated April 3, 1989 filed pursuant to Rule 424(b) of the Securities and Exchange Commission

22	Subsidiaries-Registrant has no subsidiaries
31.1

Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Steven D. Ezell, the general partner of 222 Raines, Ltd., the General Partner of Raines Lenders, Ltd. on March 30, 2004

31.2

Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Michael A. Hartley, the general partner of 222 Raines, Ltd., the General Partner of Raines Lenders, Ltd. on March 30, 2004..

32

Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Steven D. Ezell, and Michael A. Hartley, the general partners of 222 Raines, Ltd., the General Partner of Raines Lenders, Ltd. on March 30, 2004

Exhibit 31.1

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

4.     The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a) designed such disclosure controls and procedures, or caused such disclosure and control procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its subsidiary, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures as of the period covered by this report based on such evaluation; and

c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the Registrant's fourth quarter in the case of this report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5.     The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors:

a) all significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls over financial reporting.

RAINES LENDERS, LP
By: 222 Raines, Ltd.
General Partner
DATE: March 30, 2004	By:/s/ Steven D. Ezell
General partner and chief executive officer

Exhibit 31.2

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

4.     The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a) designed such disclosure controls and procedures, or caused such disclosure and control procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its subsidiary, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures as of the period covered by this report based on such evaluation; and

c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the Registrant's fourth quarter in the case of this report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5.     The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors:

a) all significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls over financial reporting. .

RAINES LENDERS, LP
By: 222 Raines, Ltd.
General Partner
DATE: March 30, 2004	By:/s/ Michael A. Hartley
General Partner and chief financial officer

EXHIBIT 32

SECTION 1350 CERTIFICATIONS

To my knowledge, this Report on Form 10-K for the year ended December 31, 2003, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and the information contained in this Report fairly presents, in all material respects, the financial condition and results of operations of Raines Lenders, LP

RAINES LENDERS, LP
By: 222 Raines, Ltd.
General Partner
By:/s/ Steven D. Ezell
General partner and chief executive officer
Date: March 30, 2004	By:/s/ Michael A. Hartley
General Partner and chief financial officer