Form 10-Q
period 2004-03-31
RAINES LENDERS L P
filed 2004-05-14
CIK 845399

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of

the Securities Exchange Act of 1934

For the period ended

March 31, 2004

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

4400 Harding Road, Suite 500 Nashville, Tennessee

Former address changed November 2003

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.

YES X NO

PART 1. FINANCIAL INFORMATION

RAINES LENDERS, L.P.

(A Delaware Limited Partnership)

FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2004 and 2003

(Unaudited)

INDEX

RAINES LENDERS, L.P.

(A Limited Partnership)

BALANCE SHEETS
	March 31, 2004	December 31, 2003
ASSETS

Cash	$575	$516
Restricted cash	142,532	131,731
Land	2,990,642	2,990,642

Total Assets	$3,133,749	$3,122,889

LIABILITIES AND PARTNERS' EQUITY

Due to affiliate	$43,713	$20,350
Accounts payable	13,098	14,275
Property tax payable	193,721	169,628
Note payable to bank	573,610	579,236

Total Liabilities	824,142	783,489
Partners' equity:

Limited partners, 7,500 units outstanding	2,309,607	2,339,400
General partner	0	0

Total partners' equity	2,309,607	2,339,400

Total liabilities and partners' equity	$3,133,749	$3,122,889

RAINES LENDERS, L.P.

(A Limited Partnership)

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended March 31,
	2004	2003
Revenue
Miscellaneous	$10,800	$-

Total revenues	10,800	0

Expenses

State taxes	1,240	2,125
Property taxes	24,093	24,093
Management fees	2,250	2,250
Legal and accounting fees	6,911	5,613
General and administration expenses	2,346	1,086
Interest expense	3,753	10,725

Total expenses	40,593	45,892

Net loss	$(29,793)	$(45,892)

Net loss per limited partner unit	$(5.30)	$(8.16)
Total limited partners units outstanding	5,625	5,625

RAINES LENDERS, L.P.

(A Limited Partnership)

STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended March 31,
	2004	2003
Cash flows from operating activities:

Net loss	$(29,793)	$(45,892)
Adjustments to reconcile net loss to net cash provided by (used in ) operating activities:

Increase in due to affiliates	23,363	13,813
Increase in restricted cash	(10,801)	0
Decrease in accounts payable	(1,177)	0
Increase in property tax payable	24,093	24,093

Net cash provided by (used in ) operating activities	5,685	(7,986)

Cash flows from financing activities
Payments on note payable to bank	(5,626)	0

Net cash used in financing activities	(5,626)	0

Net decrease in cash	59	0

Cash at beginning of period	516	8,324
Cash at end of period	$575	$338

RAINES LENDERS, L.P.

(A Limited Partnership)

NOTES TO THE FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2004 and 2003

(Unaudited)

A. ACCOUNTING POLICIES

The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Form 10-K for the year ended December 31, 2003. In the opinion of management such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to summarize fairly the Partnership's financial position and results of operations. The results of operations for the three-month period ended March 31, 2004 may not be indicative of the results that may be expected for the year ending December 31, 2004.

B. RELATED PARTY TRANSACTIONS

The General Partner and its affiliates have been actively involved in managing the Partnership. Compensation earned for these services were as follows:

	Three months ended March 31,
	2004	2003
Management fees	$2,250	$ 2,250
Accounting fees	2,362	2,362

C. COMPREHENSIVE INCOME

During the three-month periods ended March 31, 2004 and 2003, the Partnership had no components of other comprehensive loss.  Accordingly, comprehensive loss for each of the periods was the same as net loss.

D. LIQUIDITY

The Partnership has suffered recurring losses from operations and has a net working capital deficiency at March 31, 2004. At March 31, 2004, the Partnership had unrestricted cash of $575 and liabilities to non-affiliated entities of $780,429. The cash is insufficient to fund ongoing operations. The Partnership owns assets with a net book value of $2,990,642 and has liabilities of $824,142. If funds are not sufficient to fund operations in 2004, the General Partner will defer the collection of fees for certain affiliated expenses and will provide advances until cash becomes available.

RAINES LENDERS, L.P.

(A Limited Partnership)

NOTES TO THE FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2004 and 2003

(Unaudited)

  IMPAIRMENT

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

  NOTE PAYABLE

On December 31, 2003, the Partnership held a term loan to a bank of $579,236 which bears interest at prime rate + .50% with a floor of 4.00% and a ceiling of 24.0% (4.5% at December 31, 2003). The land and improvements held for sale serve as collateral for the loan. The general partners of 222 Raines, Ltd., the Registrant's General Partner, have personally guaranteed the note. The term loan from the bank was due on March 25, 2004. The Note was renewed on March 30, 2004 extending the maturity to March 25, 2005. All terms of the note agreement remained the same except the interest rate which is prime +.50% with a floor of 4.25% and a ceiling of 21% (4.5% at March 31, 2004). Principal and interest payments were $4,689 per month until March 30, 2004, but were reduced to $4,405 per month due to the decline in the prime rate. The aggregate maturities of long-term debt are $26,228 in 2004 and $547,382 in 2005.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations for the Quarter Ended March 31, 2004.

The Registrant had no land sales during the first quarter of 2004 or 2003. Operating expenses of the Registrant are comparable with prior quarters.

Financial Condition and Liquidity

As of April 30, 2004 the Registrant had $324 in cash.  This balance is not sufficient to meet the operating needs of the Registrant. The Partnership has suffered recurring losses from operations and has a net working capital deficiency at March 31, 2004. At March 31, 2004, the Partnership had unrestricted cash of $575, liabilities to non-affiliated entities of $780,429. The cash is insufficient to fund ongoing operations. The Partnership owns assets of $3,133,749 and has liabilities of $824,142. If funds are not sufficient to fund operations in 2004, the General Partner can defer the collection of fees for certain affiliated expenses and can provide advances until cash becomes available.

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

Contractual Obligations and Commitments

At March 31, 2004, the Partnership has no capital lease obligations, operating leases, or unconditional purchase obligations. The Partnership does not enter into derivative transactions. The partnership has a $573,610 term loan from a bank at March 31, 2004. The term loan from the bank was due on March 25, 2004. The Note was renewed on March 30, 2004, extending the maturity to March 25, 2005. All terms of the note agreement remained the same except the interest rate which is prime +.50%, with a floor of 4.25% and a ceiling of 21% (4.5% at March 31, 2004). Principal and interest payments were $4,689 per month until March 30, 2004, but were reduced to an amount of $4,405 per month due to the decline in the prime rate. Steven D. Ezell and Michael A. Hartley have personally guaranteed the note. The aggregate maturities of long-term debt are $26,228 in 2004, and $547,382 in 2005.

At March 31, 2004 and 2003, the Partnership had cash balances of $ 142,532 and $131,731, respectively, restricted by the City of Memphis to be used to fund property improvements, consisting of road and utility work. This restricted cash secures a letter of credit in the same amount to ensure the required developments are made. The Partnership may also borrow from the General Partner in order to meet cash flow needs and may have amounts payable to the General Partner for management fees or other services. At March 31, 2004, the Partnership had borrowings from the General Partner totaling $43,713. Transactions with the General Partner and affiliates are discussed in Note 2 to the financial statements.

Item 4. Controls and Procedures

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

Part II. OTHER INFORMATION

Item 6. Exhibits and reports on Form 8-K

(a) Exhibits

Exhibit

Number Description

31.1 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Steven D. Ezell, general partner of 222 Raines, Ltd., General Partner of Raines Lenders, LP on May 14, 2004.

31.2 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Michael A. Hartley, general partner of 222 Raines, Ltd, General Partner of Raines Lenders, L.P. on May 14, 2004.

32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Steven D. Ezell, general partner of 222 Raines, Ltd., General Partner of Raines Lenders, LP on May 14, 2004.

32.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Michael A. Hartley, general partner of 222 Raines, Ltd, General Partner of Raines Lenders, L.P. on May 14, 2004.

(b) The Registrant has not filed a Form 8-K during the three-month period ending March 31, 2004.

RAINES LENDERS, L. P.

CERTIFICATION PURSUANT TO

SECTION 302 OF

THE SARBANES-OXLEY ACT OF 2002.

CERTIFICATE OF CHIEF EXECUTIVE OFFICER

Exhibit 31.1

I, Steven D. Ezell, certify that:

  I have reviewed this quarterly report on Form 10-Q of Raines Lenders, L.P.

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

  The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and15d-15(e) for the registrant and have;

    Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant is made known to us by others within those entities, particularly during the period in which this report is being prepared;

    Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report based on such evaluation; and

    Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

  The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function);

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

Raines Lenders, L.P.
	By:	222 Raines, Ltd.
Date: May 14, 2004		By:	Steven D. Ezell
general partner

RAINES LENDERS, L. P.

CERTIFICATION PURSUANT TO

SECTION 302 OF

THE SARBANES-OXLEY ACT OF 2002.

CERTIFICATE OF CHIEF FINANCIAL OFFICER

Exhibit 31.2

I, Michael A. Hartley, certify that:

  I have reviewed this quarterly report on Form 10-Q of Raines Lenders, L.P.

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

  The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and15d-15(e) for the registrant and have;

    Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant is made known to us by others within those entities, particularly during the period in which this report is being prepared;

    Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report based on such evaluation; and

    Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

  The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function);

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

Raines Lenders, L.P.
	By:	222 Raines, Ltd.
Date: May 14, 2004		By:	Michael A. Hartley
general partner

RAINES LENDERS, L. P.

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Report of Raines Lenders, L. P. on Form 10-Q for the quarter ended March 31, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Steven D. Ezell, Chief Executive Officer of the Raines Lenders, L. P. certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) Information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Raines Lenders, L.P.
	By:	222 Raines, Ltd.
Date: May 14, 2004		By:	Steven D. Ezell
general partner

In connection with the Report of Raines Lenders, L. P. on Form 10-Q for the quarter ended March 31, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Michael A. Hartley, Chief Financial Officer of Raines Lenders, L. P, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) Information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Raines Lenders, L.P.
	By:	222 Raines, Ltd.
Date: May 14, 2004		By:	Steven D. Ezell
general partner

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RAINES LENDERS, L.P.

By: 222 RAINES LTD.

General Partner
Date: May 14, 2004	By: /s/ Steven D. Ezell
General Partner

By: 222 PARTNERS, INC.

General Partners

Date: May 14, 2004	By: /s/ Michael A. Hartley
General Partner