Form 10-Q
period 2004-06-04
RAINES LENDERS L P
filed 2004-08-13
CIK 845399

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended

June 30, 2004

Or

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

YES X NO

PART 1. FINANCIAL INFORMATION

RAINES LENDERS, L.P.

(A Delaware Limited Partnership)

FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2004 and 2003

(Unaudited)

INDEX

RAINES LENDERS, L.P.

(A Limited Partnership)

BALANCE SHEETS

	June 30, 2004	December 31, 2003
ASSETS

Cash	$499	$516
Restricted cash	142,532	131,731
Land	2,990,642	2,990,642

Total Assets	$3,133,673	$3,122,889

LIABILITIES AND PARTNERS' EQUITY

Due to affiliate	$79,125	$20,350
Accounts payable	7,818	14,275
Property tax payable	217,814	169,628
Note payable	566,605	579,236

Total Liabilities	871,362	783,489
Partners' equity:

Limited partners, 7,500 units outstanding	2,262,311	2,339,400
General partner

Total partners' equity	2,262,311	2,339,400

Total liabilities and partners' equity	$3,133,673	$3,122,889

RAINES LENDERS, L.P.

(A Limited Partnership)

STATEMENTS OF OPERATIONS

(Unaudited)
	Three months ended		Six months ended
	June 30,
	2004	2003	2004	2003
Revenue:
Land sales:	$ -	$ -	$ -	$ -

Gain (loss) on sale	0	0	0	0

Miscellaneous	0	71,000	10,800	71,000

Total revenues	0	71,000	10,800	71,000

Expenses

State tax expense	4,494		5,734
Property tax expense	24,093	24,093	48,186	48,186
Grounds maintenance	0	0	1,300	0
Manangement fees	2,250	2,250	4,500	4,500
Legal and accounting fees	8,352	6,397	13,965	12,009
Office administration expenses	1,896	3,732	4,242	6,943
Interest expenses	6,210	7,256	9,962	17,981

Total expenses	47,295	43,728	87,889	89,619

Net (loss) income	$(47,295)	$27,272	$(77,089)	$(18,619)
Net (loss) income per limited partner unit	$(8.41)	$4.85	$(13.70)	$(3.31)
Limited partner units outstanding	5,625	5,625	5,625	5,625

RAINES LENDERS, L.P.

(A Limited Partnership)

STATEMENTS OF CASH FLOWS

(Unaudited)
	Six months ending June 30,
	2004	2003
Cash flows from operating activities:

Net loss	$(77,089)	$(18,619)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:

Increase in due to affiliates	58,775	3,136
Increase in restricted cash	(10,800)	-
(Decrease) increase in accounts payable	(6,458)	5,260
Increase (decrease) in property taxes payable	48,186	48,186

Net cash from operating activities	12,614	37,963

Cash flows from financing activities

Decrease in note payable	(12,631)	(6,812)

Net cash from financing activities	(12,631)	(6,812)

Net increase in cash	(17)	31,151

Cash at beginning of period	516	8,324
Cash at end of period	$499	$39,475

RAINES LENDERS, L.P.

(A Limited Partnership)

NOTES TO THE FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2004 and 2003

(Unaudited)

A. ACCOUNTING POLICIES

The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Form 10-K for the year ended December 31, 2003. In the opinion of management such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to summarize fairly the Partnership's financial position and results of operations. The results of operations for the six-month period ended June 30, 2004 may not be indicative of the results that may be expected for the year ending December 31, 2004.

B. RELATED PARTY TRANSACTIONS

The General Partner and its affiliates have been actively involved in managing the Partnership. Compensation earned for these services were as follows:

	Six months ended June 30,
	2004	2003
Management fees	$4,500	$ 4,500
Accounting fees	10,023	10,039

C. COMPREHENSIVE INCOME

During the six-month periods ended June 30, 2004 and 2003, the Partnership had no components of other comprehensive loss.  Accordingly, comprehensive loss for each of the periods was the same as net loss.

D. LIQUIDITY

The Partnership has suffered recurring losses from operations and has a net working capital deficiency at June 30, 2004. At June 30, 2004, the Partnership had unrestricted cash of $499 and liabilities to non-affiliated entities of $792,237. The cash is insufficient to fund ongoing operations. The Partnership owns assets with a net book value of $2,990,642 and has liabilities of $871,362. If funds are not sufficient to fund operations in 2004, the General Partner will defer the collection of fees for certain affiliated expenses and will provide advances until cash becomes available.

RAINES LENDERS, L.P.

(A Limited Partnership)

NOTES TO THE FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2004 and 2003

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

  NOTE PAYABLE

On December 31, 2003, the Partnership held a term loan to a bank of $579,236 which bears interest at prime rate + .50% with a floor of 4.00% and a ceiling of 24.0% (4.5% at December 31, 2003). The land and improvements held for sale serve as collateral for the loan. The general partners of 222 Raines, Ltd., the Registrant's General Partner, have personally guaranteed the note. The term loan from the bank was due on March 25, 2004. The Note was renewed on March 30, 2004 extending the maturity to March 25, 2005. All terms of the note agreement remained the same except the interest rate which is prime +.50% with a floor of 4.25% and a ceiling of 21% (4.5% at June 30, 2004). Principal and interest payments were $4,689 per month until March 30, 2004, but were reduced to $4,405 per month due to the decline in the prime rate. The aggregate maturities of long-term debt are $26,228 in 2004 and $547,382 in 2005.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations for the Quarter Ended June 30, 2004.

The Registrant had no land sales during the first quarter of 2004 or 2003. Operating expenses of the Registrant are comparable with prior quarters.

Financial Condition and Liquidity

As of June 30, 2004 the Registrant had $499 in unrestricted cash. This balance is not sufficient to meet the operating needs of the Registrant. The Partnership has suffered recurring losses from operations and has a net working capital deficiency at June 30, 2004. At June 30, 2004, the Partnership had liabilities to non-affiliated entities of $792,237. The cash is insufficient to fund ongoing operations. The Partnership owns assets of $3,133,673 and has liabilities of $871,362. If funds are not sufficient to fund operations in 2004, the General Partner can defer the collection of fees for certain affiliated expenses and can provide advances until cash becomes available.

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

Contractual Obligations and Commitments

At June 30, 2004, the Partnership has no capital lease obligations, operating leases, or unconditional purchase obligations. The Partnership does not enter into derivative transactions. As of June 30, 2004, the partnership owes $566,605 on a term loan to a bank. The term loan from the bank was due on March 25, 2004. The Note was renewed on March 30, 2004, extending the maturity to March 25, 2005. All terms of the note agreement remained the same except the interest rate which is prime +.50%, with a floor of 4.25% and a ceiling of 21% (4.5% at June 30, 2004). Principal and interest payments were $4,689 per month until March 30, 2004, but due to the decline in the prime rate, the payments were reduced to an amount of $4,405 per month. Steven D. Ezell and Michael A. Hartley have personally guaranteed the note. The aggregate maturities of long-term debt are $26,228 in 2004, and $547,382 in 2005.

At June 30, 2004 and 2003, the Partnership had cash balances of $ 142,532, restricted by the City of Memphis to be used to fund property improvements, consisting of road and utility work. This restricted cash secures a letter of credit in the same amount to ensure the required developments are made. The Partnership may also borrow from the General Partner in order to meet cash flow needs and may have amounts payable to the General Partner for management fees or other services. At June 30, 2004, the Partnership had borrowings from the General Partner totaling $79,125. Transactions with the General Partner and affiliates are discussed in Note 2 to the financial statements.

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

Part II. OTHER INFORMATION

Item 6. Exhibits and reports on Form 8-K

(a) Exhibits

Exhibit

Number Description

31.1 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Steven D. Ezell, general partner of 222 Raines, Ltd., General Partner of Raines Lenders, LP on August 16, 2004.

31.2 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Michael A. Hartley, general partner of 222 Raines, Ltd, General Partner of Raines Lenders, L.P. on August 16, 2004.

32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Steven D. Ezell, general partner of 222 Raines, Ltd., General Partner of Raines Lenders, LP on August 16, 2004.

32.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Michael A. Hartley, general partner of 222 Raines, Ltd, General Partner of Raines Lenders, L.P. on August 16, 2004.

(b) The Registrant has not filed a Form 8-K during the six-month period ending June 30, 2004.

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

Raines Lenders, L.P.
	By:	222 Raines, Ltd.
Date: August 16, 2004		By:	Steven D. Ezell
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

Raines Lenders, L.P.
	By:	222 Raines, Ltd.
Date: August 16, 2004		By:	Steven D. Ezell
general partner

RAINES LENDERS, L. P.

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Report of Raines Lenders, L. P. on Form 10-Q for the quarter ended June 30, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Steven D. Ezell, Chief Executive Officer of the Raines Lenders, L. P. certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) Information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Raines Lenders, L.P.
	By:	222 Raines, Ltd.
Date: August 16, 2004		By:	Steven D. Ezell
general partner

In connection with the Report of Raines Lenders, L. P. on Form 10-Q for the quarter ended June 30, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Michael A. Hartley, Chief Financial Officer of Raines Lenders, L. P, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) Information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Raines Lenders, L.P.
	By:	222 Raines, Ltd.
Date: August 16, 2004		By:	Steven D. Ezell
general partner

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
RAINES LENDERS, L.P.
By: 222 RAINES LTD.
General Partner

Date: August 16, 2004	By: /s/ Steven D. Ezell
General Partner

By: 222 PARTNERS, INC.
General Partners

Date: August 16, 2004	By: /s/ Michael A. Hartley
General Partner