Form 10-Q
period 2004-09-30
RAINES LENDERS L P
filed 2004-11-15
CIK 845399

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2004

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From _____ to ____

Commission file number 33-26327

      Raines Lenders, L.P.
(Exact name of registrant as specified in its charter)

Tennessee (State or other jurisdiction of incorporation or organization)	62-1375240 (IRS Employer Identification Number)

3310 West End Avenue, Suite 490 Nashville, Tennessee 37203 (Address of principal executive offices)

(615) 292-1040
(Registrant's telephone number, including area code)

NOT APPLICABLE
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes    X        No       .

Indicate by check mark whether the Company is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes              No    X .

As of November 15, 2004, there were 5,625 outstanding Units of Limited Partnership Interest.

PART 1. FINANCIAL INFORMATION

RAINES LENDERS, L.P.
(A Delaware Limited Partnership)

FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 and 2003
(Unaudited)

INDEX

RAINES LENDERS, L.P.
(A Limited Partnership)
BALANCE SHEETS

	September 30, 2004	December 31, 2003

ASSETS

Cash	$336	$516
Restricted cash	142,532	131,732
Land	2,990,643	2,990,643

Total assets	$3,133,511	$3,122,891
	====================	====================

LIABILITIES AND PARTNERS' EQUITY

Due to affiliate	$102,988	$20,350
Accounts payable	11,733	14,275
Property tax payable	321,907	169,628
Note payable	559,880	579,236

Total Liabilities	996,508	783,489

Partners' equity:
Limited partners, 5,625 units outstanding	2,137,003	2,339,402
General partner

Total partners' equity	2,137,003	2,339,402

Total liabilities and partners' equity	$3,133,511	$3,122,891
	====================	====================

See accompanying notes to financial statements

RAINES LENDERS, L.P.
(A Limited Partnership)
STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months		For the nine months
	Ending September 30,
	2004	2003	2004	2003

REVENUE:

Miscellaneous	$0	$0	$10,800	$71,000

Total Revenues	0	0	10,800	71,000

EXPENSES:

State tax expense	1,500	1,240	7,234	4,605
Property tax expense	104,093	24,093	152,279	72,279
Grounds maintenance	0	0	1,300	0
Management fees	2,250	2,250	6,750	6,750
Legal and accounting fees	8,554	10,488	22,519	22,497
Office administration expense	2,423	2,289	6,665	5,864
Interest expense	6,490	7,172	16,452	25,153

Total expenses	125,310	47,532	213,199	137,148

Net loss	$(125,310)	$(47,532)	$(202,399)	$(66,148)
	================	==============	============	===========
Net loss per limited partner unit	$(22.28)	$(8.45)	$(35.98)	$(11.76)
Limited partner units outstanding	5,625	5,625	5,625	5,625

See accompanying notes to financial statements

RAINES LENDERS, L.P.
(A Limited Partnership)
STATEMENTS OF CASH FLOWS
(Unaudited)

	For the nine months ending September 30,
	2004	2003

Cash flows from operating activities:

Net loss	$(202,399)	$(66,148)
Adjustments to reconcile net loss to net cash provided by operating activities:

Increase in due to affiliate	82,638	0
Increase in restricted cash	(10,800)	0
Decrease in accounts payable	(2,542)	5,806
Increase in property tax payable	152,279	72,279

Net cash provided by operating actitivies	19,176	11,937

Cash flows from financing activities
Payments on note payable	(19,356)	(13,708)

Net cash used in financing activities	(19,356)	(13,708)

Net decrease in cash	$(180)	$(1,771)
	=============	=============
Cash at beginning of period	516	8,324
Cash at end of period	$336	$6,553

See accompanying notes to financial statements

RAINES LENDERS, L.P.
(A Limited Partnership)
NOTES TO THE FINANCIAL STATEMENTS
For the Nine Months Ended September 30, 2004 and 2003
(Unaudited)

A. ACCOUNTING POLICIES

The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Form 10-K for the year ended December 31, 2003. In the opinion of management such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to summarize fairly the Partnership's financial position and results of operations. The results of operations for the nine-month period ended September 30, 2004 may not be indicative of the results that may be expected for the year ending December 31, 2004.

B. RELATED PARTY TRANSACTIONS

The General Partner and its affiliates have been actively involved in managing the Partnership. Compensation earned for these services were as follows:

	Nine months ended September 30,
	2004	2003
Management fees	$6,750	6,750
Accounting fees	$11,023	10,539

C. COMPREHENSIVE INCOME

During the nine-month periods ended September 30, 2004 and 2003, the Partnership had no components of other comprehensive loss.  Accordingly, comprehensive loss for each of the periods was the same as net loss.

D. LIQUIDITY

The Partnership has suffered recurring losses from operations and has a net working capital deficiency at September 30, 2004. At September 30, 2004, the Partnership had unrestricted cash of $336 and liabilities to non-affiliated entities of $893,520. The cash is insufficient to fund ongoing operations. The Partnership owns assets with a net book value of $2,990,643 and has liabilities of $996,508. If funds are not sufficient to fund operations in 2004, the General Partner will defer the collection of fees for certain affiliated expenses and will provide advances until cash becomes available.

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

  NOTE PAYABLE

On December 31, 2003, the Partnership held a term loan to a bank of $579,236 which bears interest at prime rate + .50% with a floor of 4.00% and a ceiling of 24.0% (4.5% at December 31, 2003). The land and improvements held for sale serve as collateral for the loan. The general partners of 222 Raines, Ltd., the Registrant's General Partner, have personally guaranteed the note. The term loan from the bank was due on March 25, 2004. The Note was renewed on March 30, 2004 extending the maturity to March 25, 2005. All terms of the note agreement remained the same except the interest rate which is prime +.50% with a floor of 4.25% and a ceiling of 21% (4.5% at September 30, 2004). Principal and interest payments were $4,689 per month until March 30, 2004, but were reduced to $4,405 per month due to the decline in the prime rate. The aggregate maturities of long-term debt are $26,228 in 2004 and $547,382 in 2005.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations for the Quarter Ended September 30, 2004.

The Registrant had no land sales during the first nine months of 2004 or 2003. Operating expenses of the Registrant were comparable with prior quarters except for the increase in property taxes. During the third quarter of 2004, the General Partners accrued all penalties and interest on unpaid property taxes, an amount equal to $80,000. Due to a lack of available cash, the General Partners have decided to delay property tax payments until such time that the loss of property is imminent. When the City of Memphis or Shelby County notifies the General Partners that the property sale is scheduled, the General Partners will loan the Registrant the necessary funds to pay the property taxes and all associated costs. The General Partners will have two weeks from the notice of land sale to make property tax payments and terminate sale proceedings.

Financial Condition and Liquidity

As of September 30, 2004, the Registrant had $336 in unrestricted cash. This balance is not sufficient to meet the operating needs of the Registrant. The Partnership has suffered recurring losses from operations and has a net working capital deficiency at September 30, 2004. At September 30, 2004, the Partnership had liabilities to non-affiliated entities of $893,520. The cash is insufficient to fund ongoing operations. The Partnership owns assets of $3,133,511 and has liabilities of $996,508. If funds are not sufficient to fund operations in 2004, the General Partner can defer the collection of fees for certain affiliated expenses and can provide advances until cash becomes available.

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

Contractual Obligations and Commitments

At September 30, 2004, the Partnership has no capital lease obligations, operating leases, or unconditional purchase obligations. The Partnership does not enter into derivative transactions. As of September 30, 2004, the partnership owes $559,880 on a term loan to a bank. The term loan from the bank was due on March 25, 2004. The Note was renewed on March 30, 2004, extending the maturity to March 25, 2005. All terms of the note agreement remained the same except the interest rate which is prime +.50%, with a floor of 4.25% and a ceiling of 21% (4.5% at September 30, 2004). Principal and interest payments were $4,689 per month until March 30, 2004, but due to the decline in the prime rate, the payments were reduced to an amount of $4,405 per month. Steven D. Ezell and Michael A. Hartley have personally guaranteed the note. The aggregate maturities of long-term debt are $26,228 in 2004, and $547,382 in 2005.

At September 30, 2004 and 2003, the Partnership had cash balances of $ 142,532, restricted by the City of Memphis to be used to fund property improvements, consisting of road and utility work. This restricted cash secures a letter of credit in the same amount to ensure the required developments are made. The Partnership may also borrow from the General Partner in order to meet cash flow needs and may have amounts payable to the General Partner for management fees or other services. At September 30, 2004, the Partnership had borrowings from the General Partner totaling $102,988. Transactions with the General Partner and affiliates are discussed in Note 2 to the financial statements.

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

Part II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit

Number Description

31.1 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Steven D. Ezell, general partner of 222 Raines, Ltd., General Partner of Raines Lenders, L.P. on November 15, 2004.

31.2 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Michael A. Hartley, general partner of 222 Raines, Ltd., General Partner of Raines Lenders, L.P. on November 15, 2004.

32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Steven D. Ezell, general partner of 222 Raines, Ltd., General Partner of Raines Lenders, L.P. on November 15, 2004.

32.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Michael A. Hartley, general partner of 222 Raines, Ltd., General Partner of Raines Lenders, L.P. on November 15, 2004.

(b) The Registrant has not filed a Form 8-K during the nine-month period ending September 30, 2004.

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

Raines Lenders, L.P.
	By:	222 Raines, Ltd.
Date: November 15, 2004		By:	Steven D. Ezell
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

Raines Lenders, L.P.
	By:	222 Raines, Ltd.
Date: November 15, 2004		By:	Steven D. Ezell
general partner

RAINES LENDERS, L. P.

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Report of Raines Lenders, L.P. on Form 10-Q for the quarter ended September 30, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Steven D. Ezell, Chief Executive Officer of the Raines Lenders, L. P. certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) Information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Raines Lenders, L.P.
	By:	222 Raines, Ltd.
Date: November 15, 2004		By:	Steven D. Ezell
general partner

In connection with the Report of Raines Lenders, L. P. on Form 10-Q for the quarter ended September 30, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Michael A. Hartley, Chief Financial Officer of Raines Lenders, L. P, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) Information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Raines Lenders, L.P.
	By:	222 Raines, Ltd.
Date: November 15, 2004		By:	Steven D. Ezell
general partner

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RAINES LENDERS, L.P.
By: 222 RAINES LTD.
General Partner

Date: November 15, 2004	By: /s/ Steven D. Ezell
General Partner
By: 222 PARTNERS, INC.
General Partner

Date: November 15, 2004	By: /s/ Michael A. Hartley
General Partner