Form 10-K
period 2004-12-31
RAINES LENDERS L P
filed 2005-03-29
CIK 845399

index

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

X	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended
December 31, 2004
OR

?	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 33-26327

Raines Lenders, L.P.

(Exact name of registrant as specified in its charter)

Tennessee	62-1375240

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3310 West End Avenue, Suite 490 Nashville, Tennessee	37203

(Address of principal executive offices)	(Zip Code)

Registrant's telephone number including area code (615) 292-1040

Securities registered pursuant to Section 12(g) of the Act:

Units of Limited Partnership Interest

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes X	No 

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes 	No X

The aggregate sales price of the Units of Limited Partnership Interest to non-affiliates was $5,625,000 as of April 3, 1989. This does not reflect market value, but is the price at which these Units of Limited Partnership Interest were sold to the public. There is no current market for these Units.

DOCUMENTS INCORPORATED BY REFERENCE

Documents Incorporated by Reference in Part IV:

Prospectus of Registrant, dated April 3, 1989. As filed pursuant to Rule 424(b) of the Securities and Exchange Commission.

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

Narrative Description of Business

At December 31, 2004, the Registrant was holding approximately 200 acres of partially developed land on Raines Road in Memphis, Tennessee, adjacent to the Memphis International Airport ("the Property"). The Property is zoned for a wide variety of light industrial, warehouse, office-warehouse and distribution uses. All utilities, including water, sewer, electricity and natural gas, are available to the Property.

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

PART II

Item 5. Market for Registrants' Units of Limited Partnership Interest and Related Security Holder Matters

There is no established market for the Units, and it is not anticipated that any will exist in the future. On April 3, 1989, the Registrant commenced an offering to the public of 5,625 Units of Limited Partnership Interests at $1,000 per Unit. The offering of $5,625,000 was fully subscribed and closed on December 15, 1989.  As of February 28, 2004, there were 475 holders of record of the Units of Limited Partnership Interests.

There were no distributions made in 2004, 2003 or 2002. Other than liquidity constraints, there are no material restrictions upon the Registrant's present or future ability to make distributions in accordance with the provisions of Registrant's Limited Partnership Agreement.

Item 6. Selected Financial Data

	For the Year Ended December 31,
	2004	2003	2002	2001	2000

Total Revenues	$14,843	$71,000	$3,331	$12,265	$102
Net loss	(238,924)	(103,240)	(589,781)	(197,899)	(2,418,405)
Net loss per limited partner unit	($42.48)	(18.35)	(104.85)	(35.18)	(429.94)
Total assets	3,130,424	3,122,889	3,141,498	3,548,005	3,547,474

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The results of operations for the Registrant vary over the past three years due to several independent activities. The largest fluctuation is the impairment charge taken in 2002 of $409,358. This expense is the result of the General Partner re-evaluating the fair value of the property as compared to the carrying value. Based on sales projections, management determined that the carrying value of the property held for sale was not recoverable and, in accordance with SFAS No. 144, Accounting for the Disposal or Impairment of Long-lived Assets recorded an impairment charge of $409,358 during the year ended December 31, 2002. The General Partner believes that the carrying value and the fair market value of the Property at December 31, 2004 are comparable, and no additional impairment charges are necessary.

Miscellaneous income in 2003 is due to the one-time sale of fill dirt. The fluctuations in interest expense over the three year period and the amortization of loan costs in 2002 are related to the note balance and interest rate, both which have changed over this period. Loan costs associated with acquiring this loan were amortized over the original loan period, which ended in December 2002. The increase in property tax expense in 2004 is due to the payment of interest and penalties on prior year property taxes paid in 2004. The 2002 legal and accounting fees included addtional costs related to the foreclosure of the Raines Road, L.P. loan.

Financial Condition and Liquidity

At December 31, 2004, the Partnership had unrestricted cash of $582 and liabilities to non-affiliated entities of $611,476. The cash was insufficient to fund ongoing operations. At December 31, 2004, the Partnership owns assets with a carrying value of $3,130,424 and has liabilities of $1,029,948. If funds are not sufficient in 2005, the General Partner will defer the collection of fees for certain affiliated expenses and will provide advances until cash becomes available. In Febuary 2005, the partnership earned miscellaneous income of $142,944 for the sale of fill dirt. As of February 28, 2005 the Registrant had a cash balance of $75,750. The General Partner believes this cash balance is sufficient to meet the needs of the Registrant for the year 2005.

The term loan from a bank totaling $553,008 at December 31, 2004 is due on March 25, 2005. The Note was renewed on March 25, 2005 extending the maturity to March 25, 2006. All terms of the note agreement remained the same with interest at a rate of prime +.50% (6.0% at March 25, 2005) and principal and interest payments of $4,702 a month.

Critical Accounting Policies

As discussed in Note 1 to the financial statements, land and improvements held for sale are reported at the lower of carrying value or estimated fair value less estimated costs to sell (Fair Value). To determine the Fair Value, management estimates the future discounted net cash flows using a discount rate commensurate with the risk associated with the property. If this land is considered impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the Fair Value. Inherent in the calculation of future discounted net cash flows are certain significant management judgments and estimates including, among others, liquidation period, discount rate, selling price, and costs to sell, which significantly impact the Fair Value. Based upon management's analysis of the Partnership's land and improvements held for sale, the Partnership recorded an impairment charge of $409,358 in 2002 to write down the carrying value of the Property to a revised Fair value.

Contractual Obligations and Commitments

At December 31, 2004, the Partnership has no capital lease obligations, operating leases, or unconditional purchase obligations. The Partnership does not enter into derivative transactions. The term loan from a bank totaling $553,008 at December 31, 2004 is due on March 25, 2005. The Note was renewed on March 25, 2005 extending the maturity to March 25, 2006. All terms of the note agreement remained the same with interest at a rate of prime +.50% (6.0% at March 25, 2005) and principal and interest payments of $4,702 a month. Steven D. Ezell and Michael A. Hartley have personally guaranteed the note. The aggregate maturities of long-term debt subsequent to December 31, 2004 are $21,808 in 2005, and $531,200 in 2006.

At December 31, 2004 and 2003, the Partnership has cash balances of $ 139,200 and $131,731, respectively, restricted by the City of Memphis to be used to fund property improvements, consisting of road and utility work. This restricted cash secures a letter of credit in the same amount to ensure the required developments are made. The Partnership may also borrow from the General Partner in order to meet cash flow needs and may have amounts payable to the General Partner for management fees or other services. At December 31, 2004, the Partnership had borrowings from the General Partner totaling $418,473. These loans bear interest at a rate of 10% and are payable on demand. Transactions with the General Partner and affiliates are discussed in Note 2 to the financial statements.

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

During 2004, the FASB recently issued the following standards but the Partnership has not yet adopted the following:

FAS 123, Revised, requires all public companies to record compensation cost for stock options provided to employees in return for employee service. The cost is measured at the fair value of the options when granted, and this cost is expensed over the employee service period, which is normally the vesting period of the options. This will apply to awards granted or modified after the first quarter or year beginning after June 15, 2005. Compensation cost will also be recorded for prior option grants that vest after the date of adoption.

FAS 151 amends inventory pricing to require expensing costs such as idle facility expense, excess spoilage, double freight, and rehandling costs, rather than capitalizing as part of inventory. This replaces prior guidance to expense such costs only if they were "so abnormal" as to require expensing, and applies for fiscal years beginning after June 15, 2005.

FAS 152 requires real estate time-share transactions to be accounted for as nonretail land sales, and to use the additional guidance in SOP 04-2. SOP 04-2 illustrates how to apply FAS 66 to specific forms of real estate time-share transactions for fiscal years beginning after June 15, 2005.

FAS 153 modifies an exception from fair value measurement of nonmonetary exchanges. Exchanges that are not expected to result in significant changes in cash flows of the reporting entity are not measured at fair value. This supersedes the prior exemption from fair value measurement for exchanges of similar productive assets, and applies for fiscal years beginning after June 15, 2005.

SOP 03-3 requires that a valuation allowance for loans acquired in a transfer, including in a business combination, reflect only losses incurred after acquisition and should not be recorded at acquisition. It applies to any loan acquired in a transfer that showed evidence of credit quality deterioration since it was made.

The effect of these new standards on the Company's financial position and results of operations is not expected to be material upon and after adoption.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

The Registrant has no significant market risk exposure as defined by Item 305 of Regulation S-K of the Securities Exchange Act of 1934, except for future changes in the variable interest rate on the bank loan.

Item 8. Financial Statements and Supplementary Data

RAINES LENDERS, L.P.

(A Limited Partnership)

FINANCIAL STATEMENTS

index

Report of Independent Registered Public Accounting Firm

The Partners

Raines Lenders, LP.:

We have audited the accompanying balance sheets of Raines Lenders, L.P. (a limited partnership) as of December 31, 2004 and 2003, and the related statements of operations, partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Raines Lenders, L.P. at December 31, 2004 and 2003, and the results of its operations and its cash flows for the years then ended, in conformity with U. S. generally accepted accounting principles.

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

Crowe Chizek and Company LLC

Brentwood, Tennessee

January 28, 2005

Report of Independent Registered Public Accounting Firm

The Partners

Raines Lenders, L.P.:

We have audited the accompanying statements of operations, partners' equity, and cash flows of Raines Lenders, L.P. (a limited partnership) for the year ended December 31, 2002. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Raines Lenders, L.P. for the year ended December 31, 2002, in conformity with U. S. generally accepted accounting principles.

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

KPMG LLP

Nashville, Tennessee

February 1, 2003

index

RAINES LENDERS, L.P.

(A Limited Partnership)

Balance Sheets

December 31, 2004 and 2003

	December 31,
Assets	2004	2003

Cash	$582	$516
Restricted cash	139,200	131,731
Land and improvements held for sale	2,990,642	2,990,642

Total assets	$3,130,424	$3,122,889

Liabilities and partners' equity

Note payable to bank	$553,008	$579,236
Property tax payable	48,468	169,628
Due to affiliates	418,472	20,350
Accounts payable	10,000	14,275

Total liabilities	1,029,948	783,489

Partners' equity
Limited partners (5,625 units outstanding)	2,100,476	2,339,400
General partner	--	--

Total liabilities and partners' equity	$3,130,424	$3,122,889

See accompanying notes to financial statements.

index

RAINES LENDERS, L.P.

(A Limited Partnership)

Statements of Operations

Years ended December 31, 2004, 2003 and 2002

	For the years ended December 31,
	2004	2003	2002

Revenue:
Interest income	$4,043	$--	$3,331
Miscellaneous income	10,800	71,000	--

Total revenue	14,843	71,000	3,331

Expenses:
Impairment charge on land held for sale			409,358
Management and mortgage servicing fees	9,000	9,000	9,000
Legal and accounting fees	23,680	23,473	41,900
General and administrative	9,957	7,386	5,977
Land maintenance expenses	3,275	--	--
Amortization	--	--	8,761
Interest expense	25,307	32,164	18,869
State taxes	6,177	5,845	2,875
Property taxes	176,371	96,372	96,372

Total expenses	253,767	174,240	593,112

Net loss	$(238,924)	$(103,240)	$(589,781)

Net loss allocated to:
General Partner			--
Limited partners	$(238,924)	$(103,240)	$(589,781)

Net loss per limited partner unit	$(42.48)	$(18.35)	$(104.85)
Weighted average units outstanding	5,625	5,625	5,625

See accompanying notes to financial statements.

index

RAINES LENDERS, L.P.

(A Limited Partnership)

Statements of Partners' Equity

Years ended December 31, 2004, 2003 and 2002

		Limited Partners	General Partner	Total
	Units	Amounts	Amounts	Amounts
Balance at December 31, 2001	5,625	$3,032,421	$--	$3,032,421
Net loss		(589,781)	--	(589,781)
Balance at December 31, 2002	5,625	2,442,640	--	2,442,640
Net loss		(103,240)	--	(103,240)
Balance at December 31, 2003	5,625	2,339,400	--	2,339,400
Net loss		(238,924)	--	(238,924)
Balance at December 31, 2004	5,625	$2,100,476	$--	$2,100,476

See accompanying notes to financial statements.

index

RAINES LENDERS, L.P.

(A Limited Partnership)

Statements of Cash Flows

Years ended December 31, 2004, 2003 and 2002

	For the years ended December 31,
	2004	2003	2002

Cash flows from operating activities:
Net loss	$(238,924)	$(103,240)	$(589,781)
Adjustments to reconcile net loss to net cash from operating activities:
Amortization	--	--	8,761
Impairment charge on land held for sale	--	--	409,358
Increase in due to affiliate	398,122	9,900	10,450
(Decrease) increase in accounts payable	(4,275)	(877)	1,414
(Decrease) increase in property taxes payable	(121,160)	96,372	(107,238)
(Increase) decrease in restricted cash	(7,469)	10,801	(3,332)

Net cash from operating activities	26,294	12,956	(270,368)

Cash flows from financing activities:
Net borrowings under line of credit	--	--	278,648
Payments of note payable to bank	(26,228)	(20,764)	--

Net cash from financing activities	(26,228)	(20,764)	278,648

Net increase (decrease) in cash	66	(7,808)	8,280
Cash at beginning of year	516	8,324	44

Cash at end of year	$582	$516	$8,324

Supplemental disclosures
Cash paid for interest	$25,307	$32,164	$18,869

See accompanying notes to financial statements.

index

RAINES LENDERS, L.P.
(A Limited Partnership)
Notes to Financial Statements
December 31, 2004 and 2003

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

    Income Taxes

No provision has or will be made for federal income taxes since such taxes are the personal responsibility of the partners. Annually, the partners receive from the Partnership, IRS Form K-1's that provide them with their respective share of taxable income or losses, deductions, and other tax related information. The partnership pays state taxes on earnings from Tennessee operations when applicable.

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

    Cumulative unpaid preferred returns are $6,972,759 and $6,297,759 at December 31, 2004 and 2003, respectively.

    Comprehensive Income

    Comprehensive income is defined as the change in equity of a business enterprise during a period associated with transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. During the years ended December 31, 2004, 2003, and 2002, the Partnership had no components of other comprehensive loss. Accordingly, comprehensive loss for each of the years was the same as net loss.

    Land and Improvements Held for sale

At December 31, 2004 and 2003, land and improvements held for sale includes approximately 200 acres of partially developed land on Raines Road in Memphis, Tennessee, adjacent to the Memphis International Airport. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Land and improvements held for sale are reported at the lower of the carrying value or estimated fair value less estimated costs to sell (Fair Value). To determine the Fair Value, management estimates the future discounted net cash flows using a discount rate commensurate with the risk associated with the property. If this land is considered impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the estimated Fair Value. Inherent in the calculation of future discounted net cash flows are certain significant management judgments and estimates including, among others, liquidation period, discount rate, selling price, and costs to sell, which significantly impact the estimated Fair Value. During 2002, the Partnership recorded an impairment charge of $409,358 to write down the carrying value of the Property to its estimated fair value.

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

During 2004, the FASB recently issued the following standards but the Partnership has not yet adopted the following:

FAS 123, Revised, requires all public companies to record compensation cost for stock options provided to employees in return for employee service. The cost is measured at the fair value of the options when granted, and this cost is expensed over the employee service period, which is normally the vesting period of the options. This will apply to awards granted or modified after the first quarter or year beginning after June 15, 2005. Compensation cost will also be recorded for prior option grants that vest after the date of adoption.

FAS 151 amends inventory pricing to require expensing costs such as idle facility expense, excess spoilage, double freight, and rehandling costs, rather than capitalizing as part of inventory. This replaces prior guidance to expense such costs only if they were "so abnormal" as to require expensing, and applies for fiscal years beginning after June 15, 2005.

FAS 152 requires real estate time-share transactions to be accounted for as nonretail land sales, and to use the additional guidance in SOP 04-2. SOP 04-2 illustrates how to apply FAS 66 to specific forms of real estate time-share transactions for fiscal years beginning after June 15, 2005.

FAS 153 modifies an exception from fair value measurement of nonmonetary exchanges. Exchanges that are not expected to result in significant changes in cash flows of the reporting entity are not measured at fair value. This supersedes the prior exemption from fair value measurement for exchanges of similar productive assets, and applies for fiscal years beginning after June 15, 2005.

SOP 03-3 requires that a valuation allowance for loans acquired in a transfer, including in a business combination, reflect only losses incurred after acquisition and should not be recorded at acquisition. It applies to any loan acquired in a transfer that showed evidence of credit quality deterioration since it was made.

The effect of these new standards on the Company's financial position and results of operations is not expected to be material upon and after adoption.
  Related Party Transactions

  The General Partner and its affiliates have been actively involved in managing the Partnership. Affiliates of the General Partner receive fees for performing certain services. Expenses incurred for these services are as follows:

	2004	2003	2002
Management and mortgage servicing fees	$9,000	$9,000	$9,000
Accounting fees	11,523	10,950	21,500

  Restricted Cash

  At December 31, 2004 and 2003, the Partnership has cash balances of $139,200 and $131,731, respectively, restricted by the City of Memphis to be used to fund property improvements, consisting of road and utility work. This restricted cash secures a letter of credit in the same amount to ensure the required developments are made.

  Land and Improvements Held for sale

  Land and improvements held for sale at December 31, 2004 and 2003 were $2,990,642 . The aggregate cost for federal income tax purposes of land and improvements held for sale was $5,523,506 at December 31, 2004 and 2003.

  Liquidity

  The Partnership has suffered recurring losses from operations and has a net working capital deficiency at December 31, 2004. At December 31, 2004, the Partnership had unrestricted cash of $582 and liabilities to non-affiliated entities of $611,476. The cash is insufficient to fund ongoing operations. The Partnership owns assets with a carrying value of $3,130,424 and has liabilities of $1,029,948. If funds are not sufficient in 2005, the General Partner will defer the collection of fees for certain affiliated expenses and will provide advances until cash becomes available.

  Note Payable

On December 31, 2004, the Partnership held a term loan to a bank of $553,008 which bears interest at prime rate + .50% with a floor of 4.25% and a ceiling of 21.0% (4.5% at December 31, 2004). The land and improvements held for sale serve as collateral for the loan. The general partners of 222 Raines, Ltd., the Registrant's General Partner, have personally guaranteed the note. The term loan from the bank was due on March 25, 2005. The Note was renewed on March 25, 2005 extending the maturity to March 25, 2006. All terms of the note agreement remained the same. The interest rate is prime +.50% with a floor of 4.25% and a ceiling of 21% (6.0% at March 25, 2005). Principal and interest payments are $4,702 a month. The aggregate maturities of long-term debt subsequent to December 31, 2004 are $21,808 in 2005, and $531,200 in 2006.

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

During the two most recent fiscal years ended December 31, 2002 and December 31, 2001, and the subsequent interim period from January 1, 2003 through April 4, 2003, there have been no disagreements between the Registrant and KPMG on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of KPMG, would have caused KPMG to make reference to the subject matter thereof in its report on the Registrant's consolidated financial statements for such periods.

During the two most recent fiscal years and through April 4, 2003, there were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K.

The Registrant requested KPMG to furnish a letter addressed to the Securities and Exchange Commission stating whether it agrees with the above statements. A copy of such letter was filed as Exhibit 16.1 to the Current Report on Form 8-K on April 17, 2003.

The Registrant has appointed Crowe Chizek and Company LLC as its new independent public accountants effective as of April 17, 2003. The selection of Crowe Chizek and Company LLC was approved by the Board of Directors of the General Partner of the Registrant on April 17, 2003. During the fiscal years ended December 31, 2002 and December 31, 2001 and through April 17, 2003, the Registrant has not consulted Crowe Chizek and Company LLC regarding any matters described in, and required to be disclosed pursuant to, Item 304(a)(2)(i) and (ii) of Regulation S-K.

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

Michael A. Hartley

Michael A. Hartley, age 45, is Secretary/Treasurer and a Vice President of 222 Partners, Inc. He has been an officer of 222 Partners, Inc. from September 17, 1986 through the current period. Mr. Hartley is Vice President and 50% owner of Landmark Realty Services Corporation. Prior to joining Landmark in 1986, Mr. Hartley was Vice President of Dean Witter Realty Inc., a New York- based real estate investment firm.

222 Partners Inc.

222 Partners, Inc. was formed in September 1986 and serves as General Partner for several other real estate investment limited partnerships. The directors of 222 Partners, Inc. are W. Gerald Ezell, Steven D. Ezell, and Michael A. Hartley.

Item 11. Executive Compensation

During 2004, Registrant was not required to and did not pay remuneration to any executives, partners of the General Partner or any affiliates, except as set forth in Item 13 of this report, "Certain Relationships and Related Transactions."
The General Partner does participate in the Profits, Losses and Distributions of the Registrant as set forth in the Partnership Agreement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Security Holder Matters

As of February 28, 2005 no person or "group" (as that term is used in Section 3(d) (3) of the Securities Exchange Act of 1934) was known by the Registrant to beneficially own more than five percent of the Units of Registrant.

As of the above date, the Registrant knew of no officers or directors of 222 Partners, Inc. that beneficially owned any of the units of the Registrant.

There are no arrangements known by the Registrant, the operation of which may, at a subsequent date, result in a change in control of the Registrant.

Item 13. Certain Relationships and Related Transactions

During 2004, no affiliated entities have earned compensation for services from the Registrant in excess of $60,000. For a listing of all miscellaneous transactions with affiliates, which were less than $60,000, refer to Note 2 to the Financial Statements in Item 8.

Item 14. Principal Accountant Fees and Services

Audit Related Fees

Our principal accountants billed us an aggregate of $15,000 and $13,000 in fees and expenses for professional services rendered in connection with the audits of our financial statements for the calendar years ended December 31, 2004 and 2003, respectively, and reviews of the financial statements included in our quarterly reports on Form 10-Q during such calendar year.

Our principal accountants did not bill us any additional fees that are not disclosed under audit fees in each of the last two calendar years for assurance and related services that are reasonably related to the performance of our audit or review of our financial statements.

Tax Fees

No tax fees were paid to our principal accountants for tax compliance, tax advice and tax planning during calendar years ended December 31, 2004 and 2003.

All Other Fees

No other fees were paid to our principal accountants during calendar years ended December 31, 2004 and 2003 for products and services other than those products and services described above.

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
Reports of Independent Registered Public Accounting Firms
Schedule III - Real Estate and Accumulated Depreciation
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
31.1

Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Steven D. Ezell, the general partner of 222 Raines, Ltd., the General Partner of Raines Lenders, Ltd. on March 30, 2005.

31.2

Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Michael A. Hartley, the general partner of 222 Raines, Ltd., the General Partner of Raines Lenders, Ltd. on March 30, 2005.

32

Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Steven D. Ezell, and Michael A. Hartley, the general partners of 222 Raines, Ltd., the General Partner of Raines Lenders, Ltd. on March 30, 2005.

(b)		No reports on Form 8-K have been filed during the last quarter of 2004.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RAINES LENDERS, L.P.
By: 222 Raines, Ltd.
General Partner
DATE: March 30, 2005	By: /s/ Steven D. Ezell
General Partner and Chief Executive Officer
DATE: March 30, 2005	By: /s/ Michael A. Hartley
General Partner and Chief Financial Officer
By: 222 Partners, Inc.
General Partner
DATE: March 30, 2005	By: /s/ Michael A. Hartley
Secretary/Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

RAINES LENDERS, L.P.
By: 222 Raines, Ltd.
General Partner
DATE: March 30, 2005	By: /s/ Steven D. Ezell
General Partner and Chief Executive Officer
DATE: March 30, 2005	By: /s/ Michael A. Hartley
General Partner and Chief Financial Officer
By: 222 Partners, Inc.
General Partner
DATE: March 30, 2005	By: /s/ Michael A. Hartley
Secretary/Treasurer

Supplement Information to be Furnished with Reports filed Pursuant to Section 15(d) of the Act by Registrant Which Have Not Registered Securities Pursuant to Section 12 of the Act: No annual report or proxy material has been sent to security holders.

Index2

Report of Independent Registered Public Accounting Firm

The Partners

Raines Lenders, L.P.:

Our report on our audits of the 2004 and 2003 basic financial statements of Raines Lenders, L.P. appears elsewhere herein. The audits were conducted for the purpose of forming an opinion on the 2004 and 2003 basic financial statements taken as a whole. The 2004 Schedule III, Real Estate and Accumulated Depreciation is presented for purposes of additional analysis and is not a required part of the basic financial statements. The 2004 information has been subjected to the auditing procedures applied in the audits of the basic 2004 and 2003 financial statements and, in our opinion, such information is fairly stated in all material respects in relation to the 2004 and 2003 basic financial statements taken as a whole.

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

Crowe Chizek and Company LLC

Brentwood, Tennessee

January 28, 2005

index

Report of Independent Registered Public Accounting Firm

The Partners

Raines Lenders, L.P.:

Under date of February 1, 2003,except for Note 6, which is dated March 25, 2003, we reported on the statements of operations, partners' equity, and cash flows of Raines Lenders, L.P. for the year ended December 31, 2002. The financial statements and our report thereon are included elsewhere herein. In connection with our audit of the aforementioned financial statements, we have also audited the 2002 information in the related financial statement Schedule III, Real Estate and Accumulated Depreciation. This financial statement schedule is the responsibility of the Partnership's management. Our responsibility is to express an opinion on this financial statement schedule based on our audit.

In our opinion, such 2002 information in the financial statement schedule, when considered in relation to the 2002 basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

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

Index2

RAINES LENDERS, L.P.
(A Limited Partnership)

Schedule III

Real Estate and Accumulated Depreciation

December 31, 2004

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

See accompanying reports of independent registered public accounting firms.

RAINES LENDERS, L.P.
(A Limited Partnership)

Schedule III

Real Estate and Accumulated Depreciation

December 31, 2004, 2003 and 2002

(Continued)

	2004	2003	2002
(1) Balance at beginning of Period	$2,990,642	$2,990,642	$3,400,000
Additions during period:
Obtained in foreclosure	--	--	--
Deductions during period:
Cost of real estate sold	--	--	--
Asset write down	--	--	(409,358)
Impact fees refunded	--	--	--

Balance at close of Period	$2,990,642	$2,990,642	$2,990,642

(2) Aggregate cost for Federal income tax Purposes	$5,523,506	$5,523,506	$5,523,506

See accompanying reports of independent registered public accounting firms

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
31.1

Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Steven D. Ezell, the general partner of 222 Raines, Ltd., the General Partner of Raines Lenders, Ltd. on March 30, 2005.

31.2

Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Michael A. Hartley, the general partner of 222 Raines, Ltd., the General Partner of Raines Lenders, Ltd. on March 30, 2005.

32

Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Steven D. Ezell, and Michael A. Hartley, the general partners of 222 Raines, Ltd., the General Partner of Raines Lenders, Ltd. on March 30, 2005.

index

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

RAINES LENDERS, L.P.
By: 222 Raines, Ltd.
General Partner
DATE: March 30, 2005	By:/s/ Steven D. Ezell
General Partner and Chief Executive Officer

Exhibit 31.2

Index2

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

RAINES LENDERS, L.P.
By: 222 Raines, Ltd.
General Partner
DATE: March 30, 2005	By:/s/ Michael A. Hartley
General Partner and Chief Financial Officer

Index2

EXHIBIT 32

SECTION 1350 CERTIFICATIONS

To my knowledge, this Report on Form 10-K for the year ended December 31, 2004, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and the information contained in this Report fairly presents, in all material respects, the financial condition and results of operations of Raines Lenders, L.P.

RAINES LENDERS, L.P.
By: 222 Raines, Ltd.
General Partner
By:/s/ Steven D. Ezell
General Partner and Chief Executive Officer
Date: March 30, 2005	By:/s/ Michael A. Hartley
General Partner and Chief Financial Officer