Form 10QSB
period 2005-03-31
RAINES LENDERS L P
filed 2005-05-19
CIK 845399

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the period ending March 31, 2005
[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _______ to _____________

Commission File Number: 33-26327

RAINES LENDERS, L. P.

(Exact name of Registrant as specified in its charter)

Delaware	62-1375240
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification)

3310 West End Avenue, Suite 490, Nashville, TN 37203

(Address of principal executive offices)

(615) 292-1040(Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934  during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. Yes _X__ No ____

Transitional Small Business Disclosure Format (Check One) Yes ____ No _X__

PART 1. FINANCIAL INFORMATION

RAINES LENDERS, L.P.
(A Delaware Limited Partnership)

FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2005 and 2004
(Unaudited)

INDEX

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Balance Sheets as of March 31, 2005 and December 31, 2004
Statements of Operations for the three months ended March 31, 2005 and 2004
Statements of Cash Flows for the three months ended March 31, 2005 and 2004
Notes to Financial Statements for the three months ended March 31, 2005 and 2004
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 3 Controls and procedures
PART II. OTHER INFORMATION
Item 6. Exhibits
Signatures

INDEX

RAINES LENDERS, L.P.
(A Limited Partnership)
BALANCE SHEETS
(Unaudited)

	March 31, 2005	December 31, 2004

ASSETS
CASH	$75,195	$582
Restricted cash	139,200	139,200
Land	2,990,642	2,990,642

Total assets	$3,205,037	$3,130,424

LIABILITIES AND PARTNERS' EQUITY

Note payable to bank	$554,115	$553,008
Due to affiliate	431,060	418,472
Property tax payable	24,093	48,468
Accounts payable	14,500	10,000

Total liabilities	1,023,768	1,029,948

Total partners' equity	2,181,269	2,100,476

Total liabilities and partners' equity	$3,205,037	$3,130,424

See accompanying notes to financial statements.

INDEX

RAINES LENDERS, L.P.
(A Limited Partnership)
STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three months ended March 31,
	2005	2004

Revenue:
Miscellaneous	$142,945	$10,800

Total revenues	142,945	10,800

Expenses

State tax expense	1,500	1,240
Property tax expense	28,785	24,093
Management fees	2,250	2,250
Legal and accounting fees	6,863	6,911
Office administration expense	1,083	2,346
Interest expense	20,141	3,753
Architect and engineering fees	1,530	0

Total expenses	62,152	40,593

Net income (loss)	$80,793	$(29,793)

See accompanying notes to financial statements.

INDEX

RAINES LENDERS, L.P.
(A Limited Partnership)
STATEMENTS OF CASH FLOWS
(Unaudited)

	For the three months ended March 31,
	2005	2004

Cash flows from operating activities:

Net income (loss)	$80,793	$(29,793)
Adjustments to reconcile net income (loss) to net cash fom by operating activities:

Increase in due to affiliates	12,588	23,363
Increase in restricted cash	--	(10,801)
Increase (decrease) in accounts payable	4,500	(1,177)
(Decrease) increase in property tax payable	(24,375)	24,093

Net cash from operating activities	73,506	5,685

Cash flows from financing activities
Increase (decrease) in note to bank	1,107	(5,626)

Net cash from financing activities	1,107	(5,626)

Net increase in cash	74,613	59
Cash at beginning of period	582	516

Cash at end of period	$75,195	$575

See notes to accompanying financial statements.

INDEX

RAINES LENDERS, L.P.
(A Limited Partnership)
NOTES TO THE FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2005 and 2004
(Unaudited)

A. ACCOUNTING POLICIES

The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Form 10-K for the year ended December 31, 2004. In the opinion of management such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to summarize fairly the Partnership's financial position and results of operations. The results of operations for the three-month period ended March 31, 2005 may not be indicative of the results that may be expected for the year ending December 31, 2005.

B. RELATED PARTY TRANSACTIONS

The General Partner and its affiliates have been actively involved in managing the Partnership. Compensation earned for these services were as follows:

	Three months ended March 31,
	2005	2004
Management fees	$2,250	$2,250
Accounting fees	2,362	2,362

C. COMPREHENSIVE INCOME

During the three-month periods ended March 31, 2005 and 2004, the Partnership had no components of other comprehensive income (loss).  Accordingly, comprehensive income (loss) for each of the periods was the same as net income (loss).

D. LIQUIDITY

The Partnership has suffered recurring losses from operations. At March 31, 2005, the Partnership had unrestricted cash of $75,195 and liabilities to non-affiliated entities of $592,708. The cash is insufficient to fund ongoing operations. The Partnership owns assets with a net book value of $2,990,642 and has liabilities of $1,023,768. If funds are not sufficient to fund operations in 2005, the General Partner will defer the collection of fees for certain affiliated expenses and will provide advances until cash becomes available.

E. IMPAIRMENT

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

F. NOTE PAYABLE

On December 31, 2004, the Partnership held a term loan to a bank of $553,008 which bears interest at prime rate + .50% with a floor of 4.25% and a ceiling of 21.0% (6.0% at March 25, 2005). The land and improvements held for sale serve as collateral for the loan. The general partners of 222 Raines, Ltd., the Registrant's General Partner, have personally guaranteed the note. The term loan from the bank is due on March 25, 2006. Principal and interest payments are $4,779 per month until March 30, 2006. The aggregate maturities of long-term debt are $21,808 in 2005 and $553,008 in 2006.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations for the Quarter Ended March 31, 2005.

The Registrant had no land sales during the first quarter of 2005 or 2004. Operating expenses of the Registrant are comparable with prior quarters, except for miscellaneous income which represents the sale proceeds from fill dirt sold from the property in 2005 and excess development bond proceeds in 2004.

Financial Condition and Liquidity

As of March 31, 2005, the Registrant had $75,195 in cash.  This balance is not sufficient to meet the operating needs of the Registrant. If funds are not sufficient to fund operations in 2005, the General Partner can defer the collection of fees for certain affiliated expenses and can provide advances until cash becomes available.

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

Contractual Obligations and Commitments

At March 31, 2005, the Partnership has no capital lease obligations, operating leases, or unconditional purchase obligations. The Partnership does not enter into derivative transactions. The partnership has a $554,115 term loan from a bank at March 31, 2005. The terms of the note agreement include the interest rate which is prime +.50%, with a floor of 4.25% and a ceiling of 21% (6.0% at March 31, 2005). Principal and interest payments are $4,779 per month until March 30, 2006. Steven D. Ezell and Michael A. Hartley have personally guaranteed the note. The aggregate maturities of long-term debt are $21,808 in 2005 and $553,008 in 2006.

At March 31, 2005 and 2004, the Partnership had cash balances of $ 139,200 and $142,532, respectively, restricted by the City of Memphis to be used to fund property improvements, consisting of road and utility work. This restricted cash secures a letter of credit in the same amount to ensure the required developments are made. The Partnership may also borrow from the General Partner in order to meet cash flow needs and may have amounts payable to the General Partner for management fees or other services. At March 31, 2005, the Partnership had borrowings from the General Partner totaling $431,060. Transactions with the General Partner and affiliates are discussed in Note 2 to the financial statements.

Item 3. Controls and Procedures

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

Part II. OTHER INFORMATION

INDEX

Item 6. Exhibits and reports on Form 8-K

(a) Exhibits

Exhibit Number	Description
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Steven D. Ezell, general partner of 222 Raines, Ltd., General Partner of Raines Lenders, L.P. on May 18, 2005.
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Michael A. Hartley, general partner of 222 Raines, Ltd., General Partner of Raines Lenders, L.P. on May 18, 2005.
32.1

Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Steven D. Ezell and Michael A. Hartley, general partners of 222 Raines, Ltd., General Partner of Raines Lenders, L.P. on May 18, 2005.

(b) The Registrant has not filed a Form 8-K during the three-month period ending March 31, 2005.

exhibit

RAINES LENDERS, L. P.
CERTIFICATION PURSUANT TO
SECTION 302 OF
THE SARBANES-OXLEY ACT OF 2002
CERTIFICATE OF CHIEF EXECUTIVE OFFICER
Exhibit 31.1

I, Steven D. Ezell, certify that:

  I have reviewed this quarterly report on Form 10-QSB of Raines Lenders, L.P.

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

Raines Lenders, L.P.
	By:	222 Raines, Ltd.
Date: May 18, 2005		By:	Steven D. Ezell
general partner

exhibits

RAINES LENDERS, L. P.

CERTIFICATION PURSUANT TO
SECTION 302 OF
THE SARBANES-OXLEY ACT OF 2002
CERTIFICATE OF CHIEF FINANCIAL OFFICER
Exhibit 31.2

I, Michael A. Hartley, certify that:

  I have reviewed this quarterly report on Form 10-QSB of Raines Lenders, L.P.

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

Raines Lenders, L.P.
	By:	222 Raines, Ltd.
Date: May 18, 2005		By:	Michael A. Hartley
general partner

exhibit

RAINES LENDERS, L. P.
CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

 In connection with the Report of Raines Lenders, L. P. on Form 10-QSB for the quarter ended March 31, 2005, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) Information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Raines Lenders, L.P.
	By:	222 Raines, Ltd.
Date: May 18, 2005		By:	Steven D. Ezell
general partner

Date: May 18, 2005	By:	Michael A. Hartley
general partner

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RAINES LENDERS, L.P.
By: 222 RAINES LTD.
General Partner
Date: May 18, 2005	By: /s/ Steven D. Ezell
general partner
By: 222 PARTNERS, INC.
general partner
Date: May 18, 2005	By: /s/ Michael A. Hartley
Vice President