Form 10QSB
period 2005-06-30
RAINES LENDERS L P
filed 2005-08-11
CIK 845399

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended
June 30, 2005

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

As of August 15, 2005, there were 5,625 outstanding Units of Limited Partnership Interest.

PART 1. FINANCIAL INFORMATION

RAINES LENDERS, L.P.
(A Delaware Limited Partnership)

FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2005 and 2004
(Unaudited)

INDEX

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Balance Sheets as of June 30, 2005 and December 31, 2004
Statements of Operations for the three and six months ended June 30, 2005 and 2004
Statements of Cash Flows for the six months ended June 30, 2005 and 2004
Notes to Financial Statements for the six months ended June 30, 2005 and 2004
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Controls and procedures
PART II. OTHER INFORMATION
Item 6. Exhibits
Signatures

INDEX

RAINES LENDERS, L.P.
(A Limited Partnership)
BALANCE SHEETS
(Unaudited)

	June 30, 2005	December 31, 2004

ASSETS
Cash	$23,278	$582
Restricted cash	139,200	139,200
Land and improvements for sale	2,990,642	2,990,642

Total assets	$3,153,120	$3,130,424

LIABILITIES AND PARTNERS' EQUITY
Note payable to the bank	$548,723	$553,008
Due to affiliate	433,695	418,472
Property tax payable	48,186	48,468
Accounts payable	6,000	10,000

Total liabilities	1,036,604	1,029,948

Partners' equity:
Limited partners, 5,625 units outstanding	2,116,516	2,100,476

Total partners' equity	2,116,516	2,100,476

Total liabilities and partners' equity	$3,153,120	$3,130,424

See accompanying notes to financial statements.

INDEX

RAINES LENDERS, L.P.
(A Limited Partnership)
STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended		Six months ended

	June 30,

	2005	2004	2005	2004

REVENUE:
Miscellaneous	$0	$0	$142,945	$10,800

Total revenues	0	0	142,945	10,800

EXPENSES

State tax expense	3,447	4,494	4,947	5,734
Property tax expense	24,093	24,093	52,878	48,186
Grounds maintenance	0	0	0	1,300
Management fees	2,250	2,250	4,500	4,500
Legal and accounting fees	8,333	8,352	15,195	13,965
Office administration expenses	4,609	1,896	5,692	4,242
Interest expense	21,764	6,210	41,905	9,962
Architect and engineering fees	258	0	1,788	0

Total expenses	64,754	47,295	126,905	87,889

Net (loss) income	$(64,754)	$(47,295)	$16,040	$(77,089)

Net (loss) income per limited partner unit	$(11.51)	$(8.41)	$2.85	$(13.70)
Limited Partner units outstanding	5,625	5,625	5,625	5,625

See accompanying notes to financial statements.

INDEX

RAINES LENDERS, L.P.
(A Limited Partnership)
STATEMENTS OF CASH FLOWS
(Unaudited)

	For the six months ending June 30,

	2005	2004

Cash flows from operating activities:
Net income (loss)	$16,040	$(77,089)
Adjustments to reconcile net income (loss) to net cash from by operating activities:
Increase in due to affiliates	15,223	58,775
Increase restricted cash	0	(10,800)
Decrease in accounts payable	(4,000)	(6,458)
(Decrease) increase in property taxes payable	(282)	48,186

Net cash from operating activities	26,981	12,614

Cash flows from financing activities
Decrease in note to bank	(4,285)	(12,631)

Net cash from financing activities	(4,285)	(12,631)

Net decrease in cash	22,696	(17))

Cash at beginning of period	582	516

Cash at end of period	$23,278	$499

See notes to accompanying financial statements.

INDEX

RAINES LENDERS, L.P.
(A Limited Partnership)
NOTES TO THE FINANCIAL STATEMENTS
For the Six Months Ended June 30, 2005 and 2004
(Unaudited)

A. ACCOUNTING POLICIES

The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Form 10-K for the year ended December 31, 2004. In the opinion of management such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to summarize fairly the Partnership's financial position and results of operations. The results of operations for the six-month period ended June 30, 2005 may not be indicative of the results that may be expected for the year ending December 31, 2005.

B. RELATED PARTY TRANSACTIONS

The General Partner and its affiliates have been actively involved in managing the Partnership. Compensation earned for these services were as follows:

	For the six months ending June 30,

	2005	2004

Management fees	$4,500	$4,500
Accounting fees	$10,875	$10,023
Interest expense on loans from affiliate	$20,448	$--
Due to affiliate	$433,695	$418,472

C. COMPREHENSIVE INCOME

During the six-month periods ended June 30, 2005 and 2004, the Partnership had no components of other comprehensive income (loss).  Accordingly, comprehensive income (loss) for each of the periods was the same as net income (loss).

D. LIQUIDITY

The Partnership has suffered recurring losses from operations. At June 30, 2005, the Partnership had unrestricted cash of $23,278 and liabilities to non-affiliated entities of $602,910. The cash is insufficient to fund ongoing operations. The Partnership owns assets with a net book value of $2,990,642 and has liabilities of $1,036,604. If funds are not sufficient to fund operations in 2005, the General Partner will defer the collection of fees for certain affiliated expenses and will provide advances until cash becomes available.

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

F. NOTE PAYABLE

On December 31, 2004, the Partnership held a term loan to a bank of $553,008 which bears interest at prime rate + .50% with a floor of 4.25% and a ceiling of 21.0% (6.75% at July 24, 2005). The land and improvements held for sale serve as collateral for the loan. The general partners of 222 Raines, Ltd., the Registrant's General Partner, have personally guaranteed the note. The term loan from the bank is due on March 25, 2006. Principal and interest payments are $4,779 per month until March 30, 2006. The aggregate maturities of long-term debt are $21,808 in 2005 and $553,008 in 2006.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations for the Quarter Ended June 30, 2005.

The Registrant had no land sales during the first six months of 2005 or 2004. Operating expenses of the Registrant are comparable with prior quarters, except for miscellaneous income which represents the sale proceeds from fill dirt sold from the property in 2005 and excess development bond proceeds in 2004. The increase in interest expense is due to the general partners' decision to accrue interest on the loans from affiliate and the increase in the bank's interest rate on note payable to bank.

Financial Condition and Liquidity

As of June 30, 2005, the Registrant had $23,278 in cash.  This balance is not sufficient to meet the operating needs of the Registrant. If funds are not sufficient to fund operations in 2005, the General Partner will defer the collection of fees for certain affiliated expenses and will provide advances until cash becomes available.

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

Contractual Obligations and Commitments

At June 30, 2005, the Partnership has no capital lease obligations, operating leases, or unconditional purchase obligations. The Partnership does not enter into derivative transactions. The partnership has a $548,723 term loan from a bank at June 30, 2005. The terms of the note agreement include the interest rate which is prime +.50%, with a floor of 4.25% and a ceiling of 21% (6.75% at July 24, 2005). Principal and interest payments are $4,779 per month until March 30, 2006. The general partners have personally guaranteed the note. The aggregate maturities of long-term debt are $21,808 in 2005 and $553,008 in 2006.

At June 30, 2005 and 2004, the Partnership had cash balances of $ 139,200 and $131,371, respectively, restricted by the City of Memphis to be used to fund property improvements, consisting of road and utility work. This restricted cash secures a letter of credit in the same amount to ensure the required developments are made. The Partnership may also borrow from the General Partner in order to meet cash flow needs and may have amounts payable to the General Partner for management fees or other services. At June 30, 2005, the Partnership had borrowings from the General Partner totaling $433,695. Transactions with the General Partner and affiliates are discussed in Note 2 to the financial statements.

Item 3. Controls and Procedures

The Registrant maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Registrant files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed as of June 30, 2005, the President and Vice president of General Partner of the Registrant concluded that the Registrant's disclosure controls and procedures were adequate.

There have been no significant changes in the Registrant's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Part II. OTHER INFORMATION

INDEX

Item 6. Exhibits and reports on Form 8-K

(a) Exhibits

Exhibit Number	Description
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Steven D. Ezell, general partner of 222 Raines, Ltd., General Partner of Raines Lenders, L.P. on August 15, 2005.
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Michael A. Hartley, general partner of 222 Raines, Ltd., General Partner of Raines Lenders, L.P. on August 15, 2005.
32.1

Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Steven D. Ezell and Michael A. Hartley, general partners of 222 Raines, Ltd., General Partner of Raines Lenders, L.P. on August 15, 2005.

(b) The Registrant has not filed a Form 8-K during the six-month period ending June 30, 2005.

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

    Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures as of June 30, 2005; and

    Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

  The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function);

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

Raines Lenders, L.P.
	By:	222 Raines, Ltd.
Date: August 15, 2005		By:	Steven D. Ezell
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

    Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures as of June 30, 2005; and

    Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

  The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function);

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

Raines Lenders, L.P.
	By:	222 Raines, Ltd.
Date: August 15, 2005		By:	Michael A. Hartley
general partner

exhibit

RAINES LENDERS, L. P.
CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

 In connection with the Report of Raines Lenders, L.P. on Form 10-QSB for the quarter ended June 30, 2005, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) Information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Raines Lenders, L.P.
	By:	222 Raines, Ltd.
Date: August 15, 2005		By:	Steven D. Ezell
general partner

Date: August 15, 2005	By:	Michael A. Hartley
general partner

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RAINES LENDERS, L.P.
By: 222 RAINES LTD.
General Partner
Date: August 15, 2005	By: /s/ Steven D. Ezell
general partner
By: 222 PARTNERS, INC.
general partner
Date: August 15, 2005	By: /s/ Michael A. Hartley
Vice President