Form 10KSB
period 2005-12-31
RAINES LENDERS L P
filed 2006-03-30
CIK 845399

index

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

X	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended
December 31, 2005
OR
?	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 33-26327

Raines Lenders, L.P.

(Exact name of registrant as specified in its charter)

Tennessee	62-1375240

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3310 West End Avenue, Suite 490, Nashville, Tennessee	37203

(Address of principal executive offices)	(Zip Code)

Registrant's telephone number including area code (615) 292-1040

Securities registered pursuant to Section 12(g) of the Act:

Units of Limited Partnership Interest

(Title of Class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ____

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes X	No 

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).

Yes No x

State issuer's revenues for the most recent fiscal year were $145,935.

The aggregate sales price of the Units of Limited Partnership Interest to non-affiliates was $5,625,000 as of April 3, 1989. This does not reflect market value, but is the price at which these Units of Limited Partnership Interest were sold to the public. There is no current market for these Units.

Transitional Small Business Disclosure Format: Yes_____ No __X__

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

Narrative Description of Business

At December 31, 2005, the Registrant was holding approximately 200 acres of partially developed land as discussed in Item 2.

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

PART II

Item 5. Market for Registrants' Units of Limited Partnership Interest and Related Security Holder Matters

There is no established market for the Units, and it is not anticipated that any will exist in the future. On April 3, 1989, the Registrant commenced an offering to the public of 5,625 Units of Limited Partnership Interests at $1,000 per Unit. The offering of $5,625,000 was fully subscribed and closed on December 15, 1989.  As of February 28, 2006, there were 471 holders of record of the Units of Limited Partnership Interests.

There were no distributions made in 2005, 2004 or 2003. Other than liquidity constraints, there are no material restrictions upon the Registrant's present or future ability to make distributions in accordance with the provisions of Registrant's Limited Partnership Agreement.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The results of operations for the Registrant vary over the past three years due to several independent activities. Miscellaneous income in 2005 is due to the sale of fill dirt. Miscellaneous income in 2004 is due to the return of development funds reserved for work related to prior sales. Actual development costs were lower than expected, and excess reserved funds were returned. Original development funds were treated as additional cost of sales. The increase in interest expense in 2005 is due to accrued interest on the loans from affiliate and the increase in the bank's interest rate on the note payable to bank. The increase in property tax expense in 2004 is due to the payment of interest and penalties on prior year property taxes paid in 2004. Property tax expense in 2005 does not include penalties or interest but does reflect an increase in the property values used to calculate property taxes. The increase in property taxes in 2005 will be contested and the General Partner is confident that the resolution will be in favor of the Registrant. The property tax increase in 2005 also includes tax consultant expenses related to contesting property tax assessments.

Financial Condition and Liquidity

At December 31, 2005, the Partnership had unrestricted cash of $680 and liabilities to non-affiliated entities of $735,321. The cash was insufficient to fund ongoing operations. At December 31, 2005, the Partnership owned assets with a carrying value of $3,130,522 and has liabilities of $1,213,565. If funds are not sufficient in 2006, the General Partner will defer the collection of fees for certain affiliated expenses and will provide advances until cash becomes available.

The term loan from a bank totaling $539,874 at December 31, 2005 was renewed on March 15, 2006 extending the maturity to June 30, 2007. All terms of the note agreement remained the same with interest at a rate of prime +.50% (8.0% at March 15, 2006) and principal and interest payments of $5,384 a month.

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

Contractual Obligations and Commitments

At December 31, 2005, the Partnership has no capital lease obligations, operating leases, or unconditional purchase obligations. The Partnership does not enter into derivative transactions. The term loan from a bank totaling $539,874 at December 31, 2005 was renewed on March 15, 2006 extending the maturity to June 30, 2007. All terms of the note agreement remained the same with interest at a rate of prime +.50% (8.0% at March 15, 2006) and principal and interest payments of $5,384 a month. Steven D. Ezell and Michael A. Hartley, partners of the General Partner 222 Raines, LTd., have personally guaranteed the note. The aggregate maturities of long-term debt subsequent to December 31, 2005 are $14,139 in 2006, and $523,507 in 2007.

At December 31, 2005 and 2004, the Partnership had a cash balances of $ 139,200, restricted by the City of Memphis to be used to fund property improvements, consisting of road and utility work. This restricted cash secures a letter of credit in the same amount to ensure the required developments are made. The Partnership may also borrow from the General Partner in order to meet cash flow needs and may have amounts payable to the General Partner for management fees or other services. At December 31, 2005, the Partnership had borrowings from the General Partner totaling $478,244. These loans bear interest at a rate of 10% and are payable on demand. Transactions with the General Partner and affiliates are discussed in Note 2 to the financial statements.

Recently Issued Accounting Standards

During 2003, the Registrant adopted FASB Statement 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, FASB Statement 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equities, FASB Statement 132 (revised 2003), Employers' Disclosures about Pensions and Other Postretirement Benefits, FASB Interpretation 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, and FASB Interpretation 46, Consolidation of Variable Interest Entities. Adoption of the new standards did not materially affect the Partnership's operating results or financial condition.

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

The effect of these new standards on the Partnership's financial position and results of operations is not expected to be material upon and after adoption.

Item 7. Financial Statements and Supplementary Data

RAINES LENDERS, L.P.

(A Limited Partnership)

FINANCIAL STATEMENTS

index

Report of Independent Registered Public Accounting Firm

The Partners

Raines Lenders, LP.:

We have audited the accompanying balance sheets of Raines Lenders, L.P. (a limited partnership) as of December 31, 2005 and 2004, and the related statements of operations, partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Raines Lenders, L.P. at December 31, 2005 and 2004, and the results of its operations and its cash flows for the years then ended, in conformity with U. S. generally accepted accounting principles.

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

Crowe Chizek and Company LLC

Brentwood, Tennessee

January 26, 2006

index

RAINES LENDERS, L.P.

(A Limited Partnership)

Balance Sheets

December 31, 2005 and 2004

	December 31,
Assets	2005	2004

Cash	$680	$582
Restricted cash	139,200	139,200
Land and improvements held for sale	2,990,642	2,990,642

Total assets	$3,130,522	$3,130,424

Liabilities and Partners' Equity

Note payable to bank	$539,874	$553,007
Property tax payable	168,355	48,468
Due to affiliates	478,244	418,473
Accounts payable	27,092	10,000

Total liabilities	1,213,565	1,029,948

Partners' equity
Limited partners (5,625 units outstanding)	1,916,957	2,100,476

Total liabilities and partners' equity	$3,130,522	$3,130,424

See accompanying notes to financial statements.

index

RAINES LENDERS, L.P.

(A Limited Partnership)

Statements of Operations

Years ended December 31, 2005 and 2004

	For the years ended December 31,
	2005	2004

Revenue:
Interest income	$2,990	$4,043
Miscellaneous income	142,945	10,800

Total revenue	145,935	14,843

Expenses:
Management and mortgage servicing fees	9,000	9,000
Legal and accounting fees	29,920	23,680
General and administrative	9,278	9,957
Land maintenance expenses	2,170	3,275
Interest expense	82,180	25,307
State taxes	8,766	6,177
Property taxes	188,140	176,371

Total expenses	329,454	253,767

Net loss	$(183,519)	$(238,924)

Net loss allocated to:
General Partner
Limited partners	$(183,519)	$(238,924)

Net loss per limited partner unit	($32.63)	($42.48)
Weighted average units outstanding	5,625	5,625

See accompanying notes to financial statements.

index

RAINES LENDERS, L.P.

(A Limited Partnership)

Statements of Partners' Equity

Years ended December 31, 2005 and 2004

		Limited Partners	General Partner	Total
	Units	amounts	amounts	amounts

Balance at January 1, 2004	5,625	2,339,400	--	2,339,400
Net loss		(238,924)	--	(238,924)
Balance at December 31, 2004	5,625	2,100,476	--	2,100,476
Net loss		(183,519)	--	(183,519)
Balance at December 31, 2005	5,625	$1,916,957	$--	$1,916,957

See accompanying notes to financial statements.

index

RAINES LENDERS, L.P.

(A Limited Partnership)

Statements of Cash Flows

Years ended December 31, 2005 and 2004

	For the years ended December 31,
	2005	2004

Cash flows from operating activities:
Net loss	$(183,519)	$(238,924)
Adjustments to reconcile net loss to net cash from operating activities:
Increase (decrease) in accounts payable	17,092	(4,275)
Increase (decrease) in property taxes payable	119,887	(121,160)

Net cash from operating activities	(46,540)	(364,359)

Cash flows from investing activities
Increase in restricted cash	0	(7,469)

Net cash from investing activities	0	(7,469)

Cash flows from financing activities:
Increase in due to affiliate	59,771	398,123
Payments of note payable to bank	(13,133)	(26,229)

Net cash from financing activities	46,638	371,894

Net increase in cash	98	66
Cash at beginning of year	582	516

Cash at end of year	$680	$582

Supplemental disclosures
Cash paid for interest	41,284	25,307

See accompanying notes to financial statements.

index

RAINES LENDERS, L.P.
(A Limited Partnership)
Notes to Financial Statements
December 31, 2005 and 2004

  Summary of Significant Accounting Policies

    Organization

    Raines Lenders, L.P. (the Partnership) is a Delaware limited partnership organized on December 16, 1988. The General Partner is 222 Raines, Ltd., whose general partners are Steven D. Ezell, Michael A. Hartley and 222 Partners, Inc. The Registrant's primary business is to develop and sell certain undeveloped real estate in Memphis, Tennessee. The Partnership prepares financial statements and federal income tax returns on the accrual method and includes only those assets, liabilities and results of operations that relate to the business of the Partnership.

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

Cumulative unpaid preferred returns are $7,647,759 and $6,972,759 at December 31, 2005 and 2004, respectively.

    Comprehensive Income

    Comprehensive income is defined as the change in equity of a business enterprise during a period associated with transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. During the years ended December 31, 2005 and 2004, the Partnership had no components of other comprehensive loss. Accordingly, comprehensive loss for each of the years was the same as net loss.

    Land and Improvements Held for sale

At December 31, 2005 and 2004, land and improvements held for sale includes approximately 200 acres of partially developed land on Raines Road in Memphis, Tennessee, adjacent to the Memphis International Airport. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Land and improvements held for sale are reported at the lower of the carrying value or estimated fair value less estimated costs to sell (Fair Value). To determine the Fair Value, management estimates the future discounted net cash flows using a discount rate commensurate with the risk associated with the property. If this land is considered impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the estimated Fair Value. Inherent in the calculation of future discounted net cash flows are certain significant management judgments and estimates including, among others, liquidation period, discount rate, selling price, and costs to sell, which significantly impact the estimated Fair Value.

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

    Recently Issued Accounting Standards

During 2003, the Partnership adopted FASB Statement 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, FASB Statement 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equities, FASB Statement 132 (revised 2003), Employers' Disclosures about Pensions and Other Postretirement Benefits, FASB Interpretation 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, and FASB Interpretation 46, Consolidation of Variable Interest Entities. Adoption of the new standards did not materially affect the Partnership's operating results or financial condition.

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

The effect of these new standards on the Partnership's financial position and results of operations is not expected to be material upon and after adoption.
  Related Party Transactions

  The Registrant has loans from affiliates of the general partners. One note is for funds transferred to the partnership to provide liquidity for $388,000 at December 31, 2005 and 2004, and for interest accrued on this note of $40,896 and $0 at December 31, 2005 and December 31, 2004, respectively. Other amounts due to affiliates of the general partner are for payments of services provided totalling $ 49,348 and $ $30,472 at December 31, 2005 and December 31, 2004, respectively. These loans are documented with notes that bear interest at a rate of 10% and are payable on demand.

  The General Partner and its affiliates have been actively involved in managing the Partnership. Affiliates of the General Partner receive fees for performing certain services. Expenses incurred for these services are as follows:

	For the year ending December 31,
Statement of operations	2005	2004

Management fees	$$9,000	9,000
Accounting fees	$11,875	11,523

	December 31,
Balance sheet	2005	2004

Due to affiliate	$478,244	418,473

  Restricted Cash

  At December 31, 2005 and 2004, the Partnership had a cash balance of $139,200, restricted by the City of Memphis to be used to fund property improvements, consisting of road and utility work. This restricted cash secures a letter of credit in the same amount to ensure the required developments are made.

  Land and Improvements Held for sale

  Land and improvements held for sale at December 31, 2005 and 2004 were $2,990,642. The aggregate cost for federal income tax purposes of land and improvements held for sale was $5,523,506 at December 31, 2005 and 2004.

  Management Plans

  The Partnership has suffered recurring losses from operations and has a net working capital deficiency at December 31, 2005 that raises substantial doubt about its ability to continue as a going concern. At December 31, 2005, the Partnership had unrestricted cash of $680 and liabilities to non-affiliated entities of $735,321. The cash is insufficient to fund ongoing operations. The Partnership owns assets with a carrying value of $3,130,522 and has liabilities of $1,213,565. If funds are not sufficient in 2006, the General Partner will defer the collection of fees for certain affiliated expenses and will provide advances until cash becomes available to continue operating.

  Note Payable

On December 31, 2005, the Partnership held a term loan to a bank of $539,874 which bears interest at prime rate + .50% with a floor of 4.25% and a ceiling of 21.0% (7.75% at December 31, 2005). The land and improvements held for sale serve as collateral for the loan. The general partners of 222 Raines, Ltd., the Registrant's General Partner, have personally guaranteed the note. The term loan from the bank was renewed on March 15, 2006. The maturity date is June 30, 2007. The terms of the note agreement remained the same. The interest rate at March 15, 2006 is 8%. Principal and interest payments are $5,384 a month. The aggregate maturities of long-term debt subsequent to December 31, 2005 are $14,139 in 2006, and $523,507 in 2007.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

None

Item 8(a). Controls and Procedures

The Registrant maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Registrant files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed performed as of December 31, 2005, the President and Vice President of General Partner of the Registrant concluded that the Registrant's disclosure controls and procedures were adequate.

There have been no significant changes in the Registrant's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Item 8(b). Other Information

None

PART III

Item 9. Directors and Executive Officers of the Registrant

The Registrant does not have any directors or officers. 222 Raines, Ltd. is the General Partner. Steven D. Ezell, Michael A. Hartley and 222 Partners, Inc. are the general partners of the General Partner and as such have general responsibility and ultimate authority in matters affecting Registrant's business.

The General Partners of 222 Raines, Ltd. are as follows:

Steven D. Ezell

Steven D. Ezell, age 53, is a General Partner of 222 Raines, Ltd. He is the President and sole shareholder of 222 Partners, Inc. He has been an officer of 222 Partners, Inc. from September 17, 1986 through the current period. Mr. Ezell is President and 50% owner of Landmark Realty Services Corporation. For the prior four years, Mr. Ezell was involved in property acquisitions for Dean Witter Realty Inc. in New York City, most recently as Senior Vice President. Steven D. Ezell is the son of W. Gerald Ezell.

Michael A. Hartley

Michael A. Hartley, age 46, is Secretary/Treasurer and a Vice President of 222 Partners, Inc. He has been an officer of 222 Partners, Inc. from September 17, 1986 through the current period. Mr. Hartley is Vice President and 50% owner of Landmark Realty Services Corporation. Prior to joining Landmark in 1986, Mr. Hartley was Vice President of Dean Witter Realty Inc., a New York- based real estate investment firm.

222 Partners Inc.

222 Partners, Inc. was formed in September 1986 and serves as General Partner for several other real estate investment limited partnerships. The directors of 222 Partners, Inc. are W. Gerald Ezell, Steven D. Ezell, and Michael A. Hartley.

Item 10. Executive Compensation

During 2005, Registrant was not required to and did not pay remuneration to any executives, partners of the General Partner or any affiliates, except as set forth in Item 13 of this report, "Certain Relationships and Related Transactions."
The General Partner does participate in the Profits, Losses and Distributions of the Registrant as set forth in the Partnership Agreement.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Security Holder Matters

As of February 28, 2006, no person or "group" (as that term is used in Section 3(d) (3) of the Securities Exchange Act of 1934) was known by the Registrant to beneficially own more than five percent of the Units of Registrant.

As of the above date, the Registrant knew of no officers or directors of 222 Partners, Inc. that beneficially owned any of the units of the Registrant.

There are no arrangements known by the Registrant, the operation of which may, at a subsequent date, result in a change in control of the Registrant.

Item 12. Certain Relationships and Related Transactions

During 2006, no affiliated entities have earned compensation for services from the Registrant in excess of $60,000. For a listing of all miscellaneous transactions with affiliates, which were less than $60,000, refer to Note 2 to the Financial Statements in Item 8.

Item 13. Exhibits, Financial Statement schedules and Reports on form 8-K
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
31.1

Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Steven D. Ezell, the general partner of 222 Raines, Ltd., the General Partner of Raines Lenders, Ltd. on March 29, 2006.

31.2

Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Michael A. Hartley, the general partner of 222 Raines, Ltd., the General Partner of Raines Lenders, Ltd. on March 29, 2006.

32

Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Steven D. Ezell, and Michael A. Hartley, the general partners of 222 Raines, Ltd., the General Partner of Raines Lenders, Ltd. on March 29, 2006.

(b)		No reports on Form 8-K have been filed during the last quarter of 2005.

Item 14. Principal Accountant Fees and Services

Audit Related Fees

Our principal accountants billed us an aggregate of $18,000 and $15,000 in fees and expenses for professional services rendered in connection with the audits of our financial statements for the calendar years ended December 31, 2005 and 2004, respectively, and reviews of the financial statements included in our quarterly reports on Form 10-Q during such calendar year.

Our principal accountants did not bill us any additional fees that are not disclosed under audit fees in each of the last two calendar years for assurance and related services that are reasonably related to the performance of our audit or review of our financial statements.

Tax Fees

No tax fees were paid to our principal accountants for tax compliance, tax advice and tax planning during calendar years ended December 31, 2005 and 2004.

All Other Fees

No other fees were paid to our principal accountants during calendar years ended December 31, 2005 and 2004 for products and services other than those products and services described above.

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RAINES LENDERS, L.P.
By: 222 Raines, Ltd.
General Partner
DATE: March 29, 2006	By: /s/ Steven D. Ezell
General Partner and Chief Executive Officer
DATE: March 29, 2006	By: /s/ Michael A. Hartley
General Partner and Chief Financial Officer
By: 222 Partners, Inc.
General Partner
DATE: March 29, 2006	By: /s/ Michael A. Hartley
Secretary/Treasurer

Inaccordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

RAINES LENDERS, L.P.
By: 222 Raines, Ltd.
General Partner
DATE: March 29, 2006	By: /s/ Steven D. Ezell
General Partner and Chief Executive Officer
DATE: March 29, 2006	By: /s/ Michael A. Hartley
General Partner and Chief Financial Officer
By: 222 Partners, Inc.
General Partner
DATE: March 29, 2006	By: /s/ Michael A. Hartley
Secretary/Treasurer

Supplement Information to be furnished with Reports filed Pursuant to Section 15(d) of the Exchange Act by Non-reporting Issuers

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
31.1

Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Steven D. Ezell, the general partner of 222 Raines, Ltd., the General Partner of Raines Lenders, Ltd. on March 29, 2006.

31.2

Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Michael A. Hartley, the general partner of 222 Raines, Ltd., the General Partner of Raines Lenders, Ltd. on March 29, 2006.

32

Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Steven D. Ezell, and Michael A. Hartley, the general partners of 222 Raines, Ltd., the General Partner of Raines Lenders, Ltd. on March 29, 2006.

index

Exhibit 31.1

CERTIFICATION

I, Steven D. Ezell, certify that:

1.     I have reviewed this annual report on Form 10-KSB of Raines Lenders, L.P.

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

b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls procedures as of December 31, 2005 based on such evaluation; and

c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the Registrant's fourth quarter in the case of this report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5.     The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors:

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

RAINES LENDERS, L.P.
By: 222 Raines, Ltd.
General Partner
DATE: March 29, 2006	By:/s/ Steven D. Ezell
General Partner and Chief Executive Officer

Exhibit 31.2

Index2

CERTIFICATION

I, Michael A Hartley, certify that:

1.     I have reviewed this annual report on Form 10-KSB of Raines Lenders, L.P.

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

b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures as of December 31, 2005 based on such evaluation; and

c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the Registrant's fourth quarter in the case of this report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5.     The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors:

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

RAINES LENDERS, L.P.
By: 222 Raines, Ltd.
General Partner
DATE: March 29, 2006	By:/s/ Michael A. Hartley
General Partner and Chief Financial Officer

Index2

EXHIBIT 32

SECTION 1350 CERTIFICATIONS

To my knowledge, this Report on Form 10-KSB for the year ended December 31, 2005, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and the information contained in this Report fairly presents, in all material respects, the financial condition and results of operations of Raines Lenders, L.P.

RAINES LENDERS, L.P.
By: 222 Raines, Ltd.
General Partner
By:/s/ Steven D. Ezell
General Partner and Chief Executive Officer
Date: March 29, 2006	By:/s/ Michael A. Hartley
General Partner and Chief Financial Officer