Form 10QSB
period 2006-03-31
RAINES LENDERS L P
filed 2006-05-22
CIK 845399

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the period ending March 31, 2006
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934  during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. Yes X No

Transitional Small Business Disclosure Format (Check One) Yes No X

PART 1. FINANCIAL INFORMATION

RAINES LENDERS, L.P.
(A Delaware Limited Partnership)

FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2006 and 2005
(Unaudited)

INDEX

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Balance Sheets as of March 31, 2006 and December 31, 2005
Statements of Operations for the three months ended March 31, 2006 and 2005
Statements of Cash Flows for the three months ended March 31, 2006 and 2005
Notes to Financial Statements for the three months ended March 31, 2006 and 2005
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 3 Controls and procedures
PART II. OTHER INFORMATION
Item 6. Exhibits
Signatures

INDEX

RAINES LENDERS, L.P.
(A Limited Partnership)
BALANCE SHEETS
(Unaudited)

	March 31, 2006	December 31, 2005

Assets

Cash	$13,630	$680
Restricted cash	139,200	139,200
Land and improvements held for sale	2,990,642	2,990,642

Total assets	$3,143,472	$3,130,522

Liabilities and partners' equity

Due to affiliates	$642,796	$478,244
Accounts payable	18,741	27,092
Property tax payable	107,221	168,355
Note payable to bank	537,646	539,874

Total liabilities	1,306,404	1,213,565

Total partners' equity	1,837,068	1,916,957

Total liabilities and partners' equity	$3,143,472	$3,130,522

See accompanying notes to financial statements.

INDEX

RAINES LENDERS, L.P.
(A Limited Partnership)
STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended March 31,
Revenues	2006	2005

Miscellaneous	$--	$142,945

Total revenues	--	142,945

Expenses
State tax expense	1,870	1,500
Property taxes	42,089	28,785
Management fees	2,250	2,250
Legal and accounting fees	7,834	6,863
Office administration expenses	2,611	1,083
Interest expense	23,235	20,141
Architect and engineering fees	--	1,530

Total expenses	79,889	62,152

Net (loss) income	$(79,889)	$80,793

See accompanying notes to financial statements.

INDEX

RAINES LENDERS, L.P.
(A Limited Partnership)
STATEMENTS OF CASH FLOWS
(Unaudited)

	For the three months ended March 31,
	2006	2005

Cash flows from operating activities:
Net (loss) income	$(79,889)	$80,793
Adjustments to reconcile net (loss) income to net cash fom by operating activities:
Increase in due to affiliates	164,552	12,588
(Decrease) increase in accounts payable	(8,351)	4,500
Decrease in property tax payable	(61,134)	(24,375)

Net cash from operating activities	15,178	73,506

Cash flows from financing activities
(Decrease) increase in note to bank	(2,228)	1,107

Net cash from financing activities	(2,228)	1,107

Net increase in cash	12,950	74,613
Cash at beginning of period	680	582

Cash at end of period	$13,630	$75,195

See notes to accompanying financial statements.

INDEX

RAINES LENDERS, L.P.
(A Limited Partnership)
NOTES TO THE FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2006 and 2005
(Unaudited)

A. ACCOUNTING POLICIES

The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Form 10-K for the year ended December 31, 2005. In the opinion of management such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to summarize fairly the Partnership's financial position and results of operations. The results of operations for the three-month period ended March 31, 2006 may not be indicative of the results that may be expected for the year ending December 31, 2006.

B. RELATED PARTY TRANSACTIONS

The General Partner and its affiliates have been actively involved in managing the Partnership. Compensation earned for these services were as follows:

	Three months ended March 31,

	2006	2005

Management fees	$2,250	$2,250
Accounting fees	2,594	2,362

The Registrant has loans from affiliates of the general partners. One note is for funds transferred to the partnership to provide liquidity, and for interest accrued on this note. Other amounts due to affiliates of the general partner are for payments of services provided. These loans are documented with notes that bear interest at a rate of 10% and are payable on demand. Amounts are as follows:

	March 31, 2006	December 31, 2005

Funds transferred	$538,000	$388,000
Interest on funds transferred	52,854	40,896
Services provided	51,942	49,348

C. COMPREHENSIVE INCOME

During the three-month periods ended March 31, 2006 and 2005, the Partnership had no components of other comprehensive income (loss).  Accordingly, comprehensive income (loss) for each of the periods was the same as net income (loss).

D. LIQUIDITY

The Partnership has suffered recurring losses from operations. At March 31, 2006, the Partnership had unrestricted cash of $13,630 and liabilities to non-affiliated entities of $663,608. The cash is insufficient to fund ongoing operations. The Partnership owns assets with a net book value of $2,990,642 and has liabilities of $1,306,404. If funds are not sufficient to fund operations in 2006, the General Partner will defer the collection of fees for certain affiliated expenses and will provide advances until cash becomes available.

RAINES LENDERS, L.P.
(A Limited Partnership)
NOTES TO THE FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2006 and 2005
(Unaudited)

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

F. NOTE PAYABLE

On March 31, 2006, the Partnership held a term loan to a bank of $537,646 which bears interest at prime rate + .50% with a floor of 4.25% and a ceiling of 21.0% (8.0% at March 15, 2006). The land and improvements held for sale serve as collateral for the loan. The general partners of 222 Raines, Ltd., the Registrant's General Partner, have personally guaranteed the note. The term loan from the bank is due on June 30, 2007. Principal and interest payments are $5,384 per month until June 30, 2007. The aggregate maturities of long-term debt subsequent to March 31, 2006 are $14,139 in 2006 and $523,507 in 2007.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations for the Quarter Ended March 31, 2006.

The Registrant had no land sales during the first quarter of 2006 or 2005. Operating expenses of the Registrant are comparable with prior quarters, except for miscellaneous income which represents the sale proceeds from fill dirt sold from the property.

Financial Condition and Liquidity

At March 31, 2006, the Partnership had unrestricted cash of $13,630 and liabilities to non-affiliated entities of $663,608. The cash is insufficient to fund ongoing operations. The Partnership owns assets with a net book value of $2,990,642 and has liabilities of $1,306,404. This balance is not sufficient to meet the operating needs of the Registrant. If the partnership does not generate sufficient funds to meet expenses in 2006, the General Partner will defer the collection of fees for certain affiliated expenses and will provide advances until cash becomes available.

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

Contractual Obligations and Commitments

At March 31, 2006, the Partnership has no capital lease obligations, operating leases, or unconditional purchase obligations. The Partnership does not enter into derivative transactions. The partnership has a $537,646 term loan from a bank at March 31, 2006. The terms of the note agreement include the interest rate which is prime +.50%, with a floor of 4.25% and a ceiling of 21% (8.0% at March 15, 2006). Principal and interest payments are $5,384 per month until June 30, 2007. The General Partners have personally guaranteed the note. The aggregate maturities of long-term debt are $14,139 in 2006 and $523,507 in 2007.

At March 31, 2006 and 2005, the Partnership had a cash balance of $ 139,200 restricted by the City of Memphis to be used to fund property improvements, consisting of road and utility work. This restricted cash secures a letter of credit in the same amount to ensure the required developments are made. The Partnership may also borrow from the General Partner in order to meet cash flow needs and may have amounts payable to the General Partner for management fees or other services. At March 31, 2006, the Partnership had borrowings from the General Partner totaling $642,796. Transactions with the General Partner and affiliates are discussed in Note 2 to the financial statements.

Item 3. Controls and Procedures

The Registrant maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Registrant files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed as of March 31, 2006, the President and Vice president of General Partner of the Registrant concluded that the Registrant's disclosure controls and procedures were adequate.

There have been no significant changes in the Registrant's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Part II. OTHER INFORMATION

INDEX

Item 6. Exhibits and reports on Form 8-K

(a) Exhibits

Exhibit Number	Description
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Steven D. Ezell, general partner of 222 Raines, Ltd., General Partner of Raines Lenders, L.P. on May 22, 2006.
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Michael A. Hartley, general partner of 222 Raines, Ltd., General Partner of Raines Lenders, L.P. on May 22, 2006.
32.1

Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Steven D. Ezell and Michael A. Hartley, general partners of 222 Raines, Ltd., General Partner of Raines Lenders, L.P. on May 22, 2006.

(b) The Registrant has not filed a Form 8-K during the three-month period ending March 31, 2006.

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

    Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures as of March 31, 2006; and

    Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

  The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function);

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

Raines Lenders, L.P.
	By:	222 Raines, Ltd.
Date: May 22, 2006		By:	Steven D. Ezell
general partner

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

    Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures as of March 31, 2006; and

    Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

  The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function);

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

Raines Lenders, L.P.
	By:	222 Raines, Ltd.
Date: May 22, 2006		By:	Michael A. Hartley
general partner

exhibit

RAINES LENDERS, L. P.
CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Exhibit 32.1

 In connection with the Report of Raines Lenders, L. P. on Form 10-QSB for the quarter ended March 31, 2006, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) Information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Raines Lenders, L.P.
	By:	222 Raines, Ltd.
Date: May 22, 2006		By:	Steven D. Ezell
general partner

Date: May 22, 2006	By:	Michael A. Hartley
general partner

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RAINES LENDERS, L.P.
By: 222 RAINES LTD.
General Partner
Date: May 22, 2006	By: /s/ Steven D. Ezell
general partner
By: 222 PARTNERS, INC.
general partner
Date: May 22, 2006	By: /s/ Michael A. Hartley
Vice President