Form 10QSB
period 2006-09-30
RAINES LENDERS L P
filed 2006-11-07
CIK 845399

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the period ending September 30, 2006
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

PART 1. FINANCIAL INFORMATION

RAINES LENDERS, L.P.
(A Delaware Limited Partnership)

FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 and 2005
(Unaudited)

INDEX

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Balance Sheets as of September 30, 2006 and December 31, 2005
Statements of Operations for the three and nine months ended September 30, 2006 and 2005
Statements of Cash Flows for the nine months ended September 30, 2006 and 2005
Notes to Financial Statements for the nine months ended September 30, 2006 and 2005
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 3 Controls and procedures
PART II. OTHER INFORMATION
Item 6. Exhibits
Signatures

INDEX

RAINES LENDERS, L.P.
(A Limited Partnership)
BALANCE SHEETS
(Unaudited)

	September 30, 2006	December 31, 2005

ASSETS

Cash	$5,385	$680
Restricted cash	139,200	139,200
Land	2,990,642	2,990,642

Total assets	$3,135,227	$3,130,522

LIABILITIES AND PARTNERS' EQUITY

Due to affiliate	$720,528	$478,244
Accounts payable	17,491	27,092
Propery tax payable	191,399	168,355
Note payable to bank	528,717	539,874

Total liabilities	1,458,135	1,213,565

Total partners' equity	1,677,092	1,916,957

Total liabilities and partners' equity	$3,135,227	$3,130,522

See accompanying notes to financial statements.

INDEX

RAINES LENDERS, L.P.
(A Limited Partnership)
STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended		Nine months ended

	September 30,

Revenue:	2006	2005	2006	2005

Interest earned	$5,142	$2,991	$5,142	$2,991
Miscellaneous income	0	0	0	142,945

Total revenues	5,142	2,991	5,142	145,936

Expenses
State tax expense	1,870	1,949	7,792	6,896
Property taxes expense	42,089	24,093	125,089	76,971
Management fees	2,250	2,250	6,750	6,750
Professional fees	7,549	7,746	24,136	24,729
Administration expenses	918	2,402	6,220	8,093
Interest expense	21,891	19,891	75,020	61,797

Total expenses	76,567	58,331	245,007	185,236

Net loss	$(71,425)	$(55,340)	$(239,865)	$(39,300)

Net loss per limited partner unit	$(12.70)	$(9.84)	$(42.64)	$(6.99)
Limited partner units outstanding	5,625	5,625	5,625	5,625

See accompanying notes to financial statements.

INDEX

RAINES LENDERS, L.P.
(A Limited Partnership)
STATEMENTS OF CASH FLOWS
(Unaudited)

	For the nine months ended September 30,

	2006	2005

Cash flows from operating activities:

Net loss	$($239,865)	$(39,300)
Adjustments to reconcile net loss to net cash from operating activities:

Increase in due to affiliates	242,284	27,810
(Decrease) Increase in accounts payable	(9,601)	500
Increase in property tax payable	23,044	23,811

Net cash from operating activities	15,862	12,821

Cash flows from financing activities
Payments on note payable	(11,157)	(8,955)

Net cash from financing activities	(11,157)	(8,955)

Net increase in cash	4,705	3,866
Cash at beginning of period	680	582

Cash at end of period	$5,385	$4,448

Cash payments - interest	$33,135	$31,125

See accompanying notes to financial statements.

INDEX

RAINES LENDERS, L.P.
(A Limited Partnership)
NOTES TO THE FINANCIAL STATEMENTS
For the Nine months Ended September 30, 2006 and 2005
(Unaudited)

A. ACCOUNTING POLICIES

The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Form 10-K for the year ended December 31, 2005. In the opinion of management such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to summarize fairly the Partnership's financial position and results of operations. The results of operations for the nine-month period ended September 30, 2006 may not be indicative of the results that may be expected for the year ending December 31, 2006.

B. RELATED PARTY TRANSACTIONS

The General Partner and its affiliates have been actively involved in managing the Partnership. Compensation earned for these services was as follows:

	Nine months ended September 30,

	2006	2005

Management fees	$6,750	$6,750
Accounting fees	9,266	11,023

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

	September 30, 2006	December 31, 2005

Related party notes balances	$575,000	$388,000
Interest receivable on notes	82,780	40,896
Services provided by management	62,748	49,348

C. COMPREHENSIVE INCOME

During the nine-month periods ended September 30, 2006 and 2005, the Partnership had no components of other comprehensive loss.  Accordingly, comprehensive loss for each of the periods was the same as net loss.

RAINES LENDERS, L.P.
(A Limited Partnership)
NOTES TO THE FINANCIAL STATEMENTS
For the Nine months Ended September 30, 2006 and 2005
(Unaudited)

D. LIQUIDITY

The Partnership has suffered recurring losses from operations. At September 30, 2006, the Partnership had unrestricted cash of $5,385 and liabilities to non-affiliated entities of $737,607. The cash is insufficient to fund ongoing operations. The Partnership owns assets with a net book value of $3,135,227 and has liabilities of $1,458,135. If funds are not sufficient to fund operations in 2006, the General Partner will defer the collection of fees for certain affiliated expenses and will provide advances until cash becomes available.

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

F. NOTE PAYABLE

On September 30, 2006, the Partnership held a term loan to a bank of $528,717 which bears interest at prime rate + .50% with a floor of 4.25% and a ceiling of 21.0% (8.75% at September 30, 2006). The land and improvements held for sale serve as collateral for the loan. The general partners of 222 Raines, Ltd., the Registrant's General Partner, have personally guaranteed the note. The term loan from the bank is due on June 30, 2007. Principal and interest payments are $5,384 per month until June 30, 2007. The aggregate maturities of long-term debt subsequent to September 30, 2006 are $4,362 in 2006 and $524,355 in 2007.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations for the Quarter Ended September 30, 2006.

The Registrant had no land sales during the first nine months of 2006 or 2005. Operating expenses of the Registrant are comparable with prior quarters, except for miscellaneous income in 2005 which represents the sale proceeds from fill dirt sold from the property. The increase in property tax expense is due to an increase in the assessed value of the property. The General Partner is contesting this valuation.

Financial Condition and Liquidity

The Partnership has suffered recurring losses from operations. At September 30, 2006, the Partnership had unrestricted cash of $5,385 and liabilities to non-affiliated entities of $737,607. The cash is insufficient to fund ongoing operations. The Partnership owns assets with a net book value of $3,135,227 and has liabilities of $1,458,135. If funds are not sufficient to fund operations in 2006, the General Partner will defer the collection of fees for certain affiliated expenses and will provide advances until cash becomes available.

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

Contractual Obligations and Commitments

At September 30, 2006, the Partnership has no capital lease obligations, operating leases, or unconditional purchase obligations. The Partnership does not enter into derivative transactions. The partnership has a $528,717 term loan from a bank at September 30, 2006. The terms of the note agreement include the interest rate which is prime +.50%, with a floor of 4.25% and a ceiling of 21% (8.75% at September 30, 2006). Principal and interest payments are $5,384 per month until June 30, 2007. The General Partners have personally guaranteed the note. The aggregate maturities of long-term debt are $4,362 in 2006 and $524,355 in 2007.

At September 30, 2006 and 2005, the Partnership had a cash balance of $ 139,200 restricted by the City of Memphis to be used to fund property improvements, consisting of road and utility work. This restricted cash secures a letter of credit in the same amount to ensure the required developments are made. The Partnership may also borrow from the General Partner in order to meet cash flow needs and may have amounts payable to the General Partner for management fees or other services. At September 30, 2006, the Partnership had borrowings from the General Partner totaling $720,528. Transactions with the General Partner and affiliates are discussed in Note B to the financial statements.

Item 3. Controls and Procedures

The Registrant maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Registrant files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed as of September 30, 2006, the President and Vice president of General Partner of the Registrant concluded that the Registrant's disclosure controls and procedures were adequate.

There have been no significant changes in the Registrant's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Part II. OTHER INFORMATION

INDEX

Item 6. Exhibits and reports on Form 8-K

(a) Exhibits

Exhibit Number	Description
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Steven D. Ezell, general partner of 222 Raines, Ltd., General Partner of Raines Lenders, L.P. on November 7, 2006.
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Michael A. Hartley, general partner of 222 Raines, Ltd., General Partner of Raines Lenders, L.P. on November 7, 2006.
32.1

Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Steven D. Ezell and Michael A. Hartley, general partners of 222 Raines, Ltd., General Partner of Raines Lenders, L.P. on November 7, 2006.

(b) The Registrant has not filed a Form 8-K during the three-month period ending September 30, 2006.

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

    Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures as of September 30, 2006; and

    Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

  The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function);

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

Raines Lenders, L.P.
	By:	222 Raines, Ltd.
Date: November 7, 2006		By:	Steven D. Ezell
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

    Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures as of September 30, 2006; and

    Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

  The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function);

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

Raines Lenders, L.P.
	By:	222 Raines, Ltd.
Date: November 7, 2006		By:	Michael A. Hartley
general partner

exhibit

RAINES LENDERS, L. P.
CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Exhibit 32.1

In connection with the Report of Raines Lenders, L. P. on Form 10-QSB for the quarter ended September 30, 2006, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) Information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Raines Lenders, L.P.
	By:	222 Raines, Ltd.
Date: November 7, 2006		By:	Steven D. Ezell
general partner

Date: November 7, 2006	By:	Michael A. Hartley
general partner

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

.	RAINES LENDERS, L.P.
By: 222 RAINES LTD.
General Partner
Date: November 7, 2006	By: /s/ Steven D. Ezell
general partner
By: 222 PARTNERS, INC.
general partner
Date: November 7, 2006	By: /s/ Michael A. Hartley
Vice President