Form 10KSB
period 2006-12-31
RAINES LENDERS L P
filed 2007-03-29
CIK 845399

index

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

X	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended
December 31, 2006
OR
	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 33-26327

Raines Lenders, L.P.

(Exact name of registrant as specified in its charter)

Tennessee	62-1375240

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3310 West End Avenue, Suite 490, Nashville, Tennessee	37203

(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes (_) No (X).
State issuer's revenues for the most recent fiscal year were $5,267.

The aggregate sales price of the Units of Limited Partnership Interest to non-affiliates was $5,625,000 as of April 3, 1989. This does not reflect market value, but is the price at which these Units of Limited Partnership Interest were sold to the public. There is no current market for these Units.

Transitional Small Business Disclosure Format	Yes_____	No __X__
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

Narrative Description of Business

At December 31, 2006, the Registrant was holding approximately 200 acres of partially developed land as discussed in Item 2.

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

There were no distributions made in 2006, or 2005. Other than liquidity constraints, there are no material restrictions upon the Registrant's present or future ability to make distributions in accordance with the provisions of Registrant's Limited Partnership Agreement.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The results of operations for the Registrant vary over the past two years due to several independent activities. The results of operations for 2006 include an impairment charge on land held for sale. The General Partner re-evaluated the fair value of the property as compared to the carrying value. Based on current sales projections, management determined that the carrying value of the property held for sale was not recoverable and, in accordance with SFAS No. 144, Accounting for the Disposal or Impairment of Long-lived Assets, recorded an impairment charge of $658,132 during the year ended December 31, 2006. There were no miscellaneous income transactions in 2006. Miscellaneous income in 2005 is due to the sale of fill dirt. The increase in interest expense in 2006 and 2005 is due to additional loans from affiliate and the increase in the bank's interest rate on the note payable to bank.

Financial Condition and Liquidity

At December 31, 2006, the Partnership had unrestricted cash of $2,456 and liabilities to non-affiliated entities of $792,738. The cash was insufficient to fund ongoing operations. At December 31, 2006, the Partnership owned assets with a carrying value of $2,474,166 and has liabilities of $1,561,640. If funds are not sufficient in 2007, the General Partner will defer the collection of fees for certain affiliated expenses and will provide advances until cash becomes available.

The term loan from a bank totaling $524,355 at December 31, 2006 was renewed on March 15, 2006 extending the maturity to June 30, 2007. All terms of the note agreement remained the same with interest at a rate of prime +.50% (8.75% at March 15, 2007) and principal and interest payments of $5,384 a month.

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

Contractual Obligations and Commitments

At December 31, 2006, the Partnership has no capital lease obligations, operating leases, or unconditional purchase obligations. The Partnership does not enter into derivative transactions. The term loan from a bank totaling $524,355 at December 31, 2006 was renewed on March 15, 2006 extending the maturity to June 30, 2007. All terms of the note agreement remained the same with interest at a rate of prime +.50% (8.75% at March 15, 2007) and principal and interest payments of $5,384 a month. Steven D. Ezell and Michael A. Hartley, partners of the General Partner 222 Raines, Ltd., have personally guaranteed the note. The aggregate maturities of long-term debt subsequent to December 31, 2006 are $524,355 in 2007.

At December 31, 2006 and 2005, the Partnership had a cash balances of $ 139,200, restricted by the City of Memphis to be used to fund property improvements, consisting of road and utility work. This restricted cash secures a letter of credit in the same amount to ensure the required developments are made. The Partnership may also borrow from the General Partner in order to meet cash flow needs and may have amounts payable to the General Partner for management fees or other services. At December 31, 2006, the Partnership had borrowings from the General Partner totaling $768,902. These loans bear interest at a rate of 10% and are payable on demand. Transactions with the General Partner and affiliates are discussed in Note 2 to the financial statements.

Recently Issued Accounting Standards

Effective January 1, 2006, the Partnership adopted Statement of Financial Accounting Standards ("SFAS") No. 154 "Accounting Changes and Error Corrections" ("SFAS No. 154"), which replaces APB Opinion No. 20, "Accounting Changes", and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements." SFAS No. 154 requires that a voluntary change in accounting principle be applied retrospectively to all prior period financial statements presented, unless it is impractical to do so. SFAS No. 154 also provides that a change in method of depreciating or amortizing a long-lived non-financial asset be accounted for as a change in estimate effected by a change in accounting principle, and also provides that correction of errors in previously issued financial statements should be termed a "restatement. This guidance did not have a material impact on the Partnership's financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and accordingly, does not require any new fair value measurements. SFAS 157 will be effective in 2008. The Partnership is currently in the process of assessing the impact the adoption of SFAS 157 will have on its financial statements.

New accounting standards have been issued, but which are not yet effective, that have no current applicability to the Partnership. In general, these standards revise the accounting for derivatives embedded in other financial instruments for 2007, revise the recognition and accounting for servicing of financial assets for 2007, change the recognition threshold and measurement guidance for tax positions that contain significant uncertainty in 2007, revise the accrual of post-retirement benefits associated with providing life insurance for 2008, and revise the accounting for cash surrender value for 2007. The effect of these new standards on the Partnership's financial position and results of operations is not expected to be material upon and after adoption.

Item 7. Financial Statements and Supplementary Data

RAINES LENDERS, L.P.

(A Limited Partnership)

FINANCIAL STATEMENTS

INDEX

(a)(1)Financial Statements

Report of Independent Registered Public Accounting Firm
Financial Statements:
Balance Sheets
Statements of Operations
Statements of Partners' Equity
Statements of Cash Flows
Notes to Financial Statements

index

Report of Independent Registered Public Accounting Firm

The Partners

Raines Lenders, L.P.:

We have audited the accompanying balance sheets of Raines Lenders, L.P. (a limited partnership) as of December 31, 2006 and 2005, and the related statements of operations, partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Raines Lenders, L.P. at December 31, 2006 and 2005, and the results of its operations and its cash flows for the years then ended, in conformity with U. S. generally accepted accounting principles.

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

Crowe Chizek and Company LLC

Brentwood, Tennessee

March 15, 2007

index

RAINES LENDERS, L.P.

(A Limited Partnership)

Balance Sheets

December 31, 2006 and 2005

	December 31,
Assets	2006	2005

Cash	$2,456	$680
Restricted cash	139,200	139,200
Land and improvements held for sale	2,332,510	2,990,642

Total assets	$2,474,166	$3,130,522

Liabilities and Partners' Equity

Note payable to bank	$524,355	$539,874
Property tax payable	249,517	168,355
Due to affiliates	768,902	478,244
Accounts payable	18,866	27,092

Total liabilities	1,561,640	1,213,565

Partners' equity
Limited partners (5,625 units outstanding)	912,526	1,916,957

Total liabilities and partners' equity	$2,474,166	$3,130,522

See accompanying notes to financial statements.

index

RAINES LENDERS, L.P.

(A Limited Partnership)

Statements of Operations

Years ended December 31, 2006 and 2005

	For the years ended December 31,
	2006	2005

Revenue:
Interest income	$5,267	$2,990
Miscellaneous income		142,945

Total revenue	5,267	145,935

Expenses:
Impairment charge on land held for sale	658,132	--
Management and mortgage servicing fees	9,000	9,000
Legal and accounting fees	33,105	29,920
General and administrative	8,500	9,278
Land maintenance expenses	851	2,170
Interest expense	111,083	82,180
State taxes	7,792	8,766
Property taxes	181,235	188,140

Total expenses	1,009,698	329,454

Net loss	$(1,004,431)	$(183,519)

Comprehensive Loss	$(1,004,431)	$(183,519)

Net loss allocated to:
General Partner
Limited partners	(1,004,431)	(183,519)

Net loss per limited partner unit	($178.57)	($32.63)
Weighted average units outstanding	5,625	5,625

See accompanying notes to financial statements.

index

RAINES LENDERS, L.P.

(A Limited Partnership)

Statements of Partners' Equity

Years ended December 31, 2006 and 2005

		Limited Partners	General Partner	Total
	Units	Amounts	Amounts	Amounts

Balance at December 31, 2004	5,625	$2,100,476	$--	$2,100,476
Net loss		(183,519)	--	(183,519)
Balance at December 31, 2005	5,625	1,916,957	--	1,916,957
Net loss		(1,004,431)	--	(1,004,431)
Balance at December 31, 2006	5,625	$912,526	$--	$912,526

See accompanying notes to financial statements.

index

RAINES LENDERS, L.P.

(A Limited Partnership)

Statements of Cash Flows

Years ended December 31, 2006 and 2005

	For the years ended December 31,
	2006	2005

Cash flows from operating activities:
Net loss	$(1,004,431)	$(183,519)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment charge on land held for sale	658,132	--
(Decrease) increase in accounts payable	(8,226)	17,092
Increase in property taxes payable	81,162	119,887

Net cash provided by operating activities	(273,363)	(46,540)

Cash flows from financing activities:
Increase in due to affiliate	290,658	59,771
Payments of note payable to bank	(15,519)	(13,133)

Net cash provided by financing activities	275,139	46,638

Net increase in cash	1,776	98
Cash at beginning of year	680	582

Cash at end of year	$2,456	$680

Supplemental disclosures
Cash paid for interest	112,794	41,284

See accompanying notes to financial statements.

index

RAINES LENDERS, L.P.
(A Limited Partnership)
Notes to Financial Statements
December 31, 2006 and 2005

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

Cumulative unpaid preferred returns are $8,322,759 and $7,647,759 at December 31, 2006 and 2005, respectively.

    Comprehensive Income

    Comprehensive income is defined as the change in equity of a business enterprise during a period associated with transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. During the years ended December 31, 2006 and 2005, the Partnership had no components of other comprehensive loss. Accordingly, comprehensive loss for each of the years was the same as net loss.

    Land and Improvements Held for sale

At December 31, 2006 and 2005, land and improvements held for sale includes approximately 200 acres of partially developed land on Raines Road in Memphis, Tennessee, adjacent to the Memphis International Airport. The land and improvements held for sale are not to be interpreted under the requirements of FAS 144 as likely to be sold within the next year. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Land and improvements held for sale are reported at the lower of the carrying value or estimated fair value less estimated costs to sell (Fair Value). To determine the Fair Value, management estimates the future discounted net cash flows using a discount rate commensurate with the risk associated with the property. If this land is considered impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the estimated Fair Value. Inherent in the calculation of future discounted net cash flows are certain significant management judgments and estimates including, among others, liquidation period, discount rate, selling price, and costs to sell, which significantly impact the estimated Fair Value. During 2006, the Partnership recorded an impairment charge of $658,132 to write down the carrying value of the Property to its estimated fair value. The impairment charge was related to the absence of sales over the past several years and an uncertain market.

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

    Recently Issued Accounting Standards

Effective January 1, 2006, the Partnership adopted Statement of Financial Accounting Standards ("SFAS") No. 154 "Accounting Changes and Error Corrections" ("SFAS No. 154"), which replaces APB Opinion No. 20, "Accounting Changes", and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements." SFAS No. 154 requires that a voluntary change in accounting principle be applied retrospectively to all prior period financial statements presented, unless it is impractical to do so. SFAS No. 154 also provides that a change in method of depreciating or amortizing a long-lived non-financial asset be accounted for as a change in estimate effected by a change in accounting principle, and also provides that correction of errors in previously issued financial statements should be termed a "restatement. This guidance did not have a material impact on the Partnership's financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and accordingly, does not require any new fair value measurements. SFAS 157 will be effective in 2008. The Partnership is currently in the process of assessing the impact the adoption of SFAS 157 will have on its financial statements.

New accounting standards have been issued, but which are not yet effective, that have no current applicability to the Partnership. In general, these standards revise the accounting for derivatives embedded in other financial instruments for 2007, revise the recognition and accounting for servicing of financial assets for 2007, change the recognition threshold and measurement guidance for tax positions that contain significant uncertainty in 2007, revise the accrual of post-retirement benefits associated with providing life insurance for 2008, and revise the accounting for cash surrender value for 2007. The effect of these new standards on the Partnership's financial position and results of operations is not expected to be material upon and after adoption.

  Related Party Transactions

The General Partner and its affiliates have been actively involved in managing the Partnership. Affiliates of the General Partner receive fees for performing certain services. Expenses incurred for these services are disclosed below. The Registrant has loans from affiliates of the general partners. The loans are funds transferred to provide liquidity, for the accrual of payments of services provided and for interest accrued on these notes. These loans are documented with notes that bear interest at a rate of 10% and are payable on demand.

	For the years ended December 31,
Statement of operations	2006	2005

Management fees	$9,000	$9,000
Accounting fees	12,069	11,875

Balance sheet	note for liquidity	note for services	accrued interest

Balance at December 31, 2005	$388,000	$49,348	$40,896
Additional loans made in 2006	275,000	15,994	60,773
Repayments		(54,967)	(6,142)

Balance at December 31, 2006	$663,000	$10,375	$95,527

  Restricted Cash

  At December 31, 2006 and 2005, the Partnership had a cash balance of $139,200, restricted by the City of Memphis to be used to fund property improvements, consisting of road and utility work. This restricted cash secures a letter of credit in the same amount to ensure the required developments are made.

  Land and Improvements Held for sale

  Land and improvements held for sale at December 31, 2006 and 2005 were $2,332,510 and $2,990,642, respectively. The aggregate cost for federal income tax purposes of land and improvements held for sale was $5,523,506 at December 31, 2006 and 2005. During 2006, the Partnership recorded an impairment charge of $658,132 to write down the carrying value of the Property to its estimated fair value. This change had no tax effect.

  Management Plans

  The Partnership has suffered recurring losses from operations and has a net working capital deficiency at December 31, 2006 that raises substantial doubt about its ability to continue as a going concern. At December 31, 2006, the Partnership had unrestricted cash of $2,456 and liabilities to non-affiliated entities of $792,738. The cash was insufficient to fund ongoing operations. At December 31, 2006, the Partnership owned assets with a carrying value of $2,474,166 and has liabilities of $1,561,640. If funds are not sufficient in 2006, the General Partner will defer the collection of fees for certain affiliated expenses and will provide advances until cash becomes available. Upon maturity of the Note payable to the bank, management intends to renew the note with the current bank, seek financing from another financial institution or affiliate of the General Partner, or retire the note with land sale proceeds, as available.

  Note Payable

On December 31, 2006, the Partnership held a term loan to a bank of $524,355 which bears interest at prime rate + .50% with a floor of 4.25% and a ceiling of 21.0% (8.75% at December 31, 2006). The land and improvements held for sale serve as collateral for the loan. The general partners of 222 Raines, Ltd., the Registrant's General Partner, have personally guaranteed the note. The term loan from the bank was renewed on March 15, 2006. The maturity date is June 30, 2007. Upon maturity, management intends to renew the note with the current bank, seek financing from another financial institution or affiliate of the General Partner, or retire the note with land sale proceeds, as available. The terms of the note agreement remained the same. The interest rate at March 15, 2007 is 8.75%. Principal and interest payments are $5,384 a month. The aggregate maturities of long-term debt subsequent to December 31, 2006 are $524,355 in 2007.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

None

Item 8(a). Controls and Procedures

The Registrant maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Registrant files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed performed as of December 31, 2006, the President and Vice President of General Partner of the Registrant concluded that the Registrant's disclosure controls and procedures were adequate.

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

The General Partners of 222 Raines, Ltd. are as follows:

Steven D. Ezell

Steven D. Ezell, age 54, is a General Partner of 222 Raines, Ltd. He is the President and sole shareholder of 222 Partners, Inc. He has been an officer of 222 Partners, Inc. from September 17, 1986 through the current period. Mr. Ezell is President and 50% owner of Landmark Realty Services Corporation. For the prior four years, Mr. Ezell was involved in property acquisitions for Dean Witter Realty Inc. in New York City, most recently as Senior Vice President.

Michael A. Hartley

Michael A. Hartley, age 47, is Secretary/Treasurer and a Vice President of 222 Partners, Inc. He has been an officer of 222 Partners, Inc. from September 17, 1986 through the current period. Mr. Hartley is Vice President and 50% owner of Landmark Realty Services Corporation. Prior to joining Landmark in 1986, Mr. Hartley was Vice President of Dean Witter Realty Inc., a New York- based real estate investment firm.

222 Partners Inc.

222 Partners, Inc. was formed in September 1986 and serves as General Partner for several other real estate investment limited partnerships. The directors of 222 Partners, Inc. are Steven D. Ezell and Michael A. Hartley.

Item 10. Executive Compensation

During 2006, Registrant was not required to and did not pay remuneration to any executives, partners of the General Partner or any affiliates, except as set forth in Item 13 of this report, "Certain Relationships and Related Transactions."
The General Partner does participate in the Profits, Losses and Distributions of the Registrant as set forth in the Partnership Agreement.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Security Holder Matters

As of February 28, 2007, no person or "group" (as that term is used in Section 3(d) (3) of the Securities Exchange Act of 1934) was known by the Registrant to beneficially own more than five percent of the Units of Registrant.

As of the above date, the Registrant knew of no officers or directors of 222 Partners, Inc. that beneficially owned any of the units of the Registrant.

There are no arrangements known by the Registrant, the operation of which may, at a subsequent date, result in a change in control of the Registrant.

Item 12. Certain Relationships and Related Transactions

During 2006, no affiliated entities have earned compensation for services from the Registrant in excess of $60,000. For a listing of all miscellaneous transactions with affiliates refer to Note 2 to the Financial Statements in Item 7.

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
31.1

Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Steven D. Ezell, the general partner of 222 Raines, Ltd., the General Partner of Raines Lenders, L.P. on March 29, 2007.

31.2

Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Michael A. Hartley, the general partner of 222 Raines, Ltd., the General Partner of Raines Lenders, L.P. on March 29, 2007.

32

Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Steven D. Ezell, and Michael A. Hartley, the general partners of 222 Raines, Ltd., the General Partner of Raines Lenders, L.P. on March 29, 2007.

(b)		No reports on Form 8-K have been filed during the last quarter of 2006.

Item 14. Principal Accountant Fees and Services

Audit Related Fees

Our principal accountants billed us an aggregate of $19,500 and $18,000 in fees and expenses for professional services rendered in connection with the audits of our financial statements for the calendar years ended December 31, 2006 and 2005, respectively, and reviews of the financial statements included in our quarterly reports on Form 10QSB during such calendar year.

Our principal accountants did not bill us any additional fees that are not disclosed under audit fees in each of the last two calendar years for assurance and related services that are reasonably related to the performance of our audit or review of our financial statements.

Tax Fees

No tax fees were paid to our principal accountants for tax compliance, tax advice and tax planning during calendar years ended December 31, 2006 and 2005.

All Other Fees

No other fees were paid to our principal accountants during calendar years ended December 31, 2006 and 2005 for products and services other than those products and services described above.

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

RAINES LENDERS, L.P.
By: 222 Raines, Ltd.
General Partner
DATE: March 29, 2007	By: /s/ Steven D. Ezell
General Partner and Chief Executive Officer
DATE: March 29, 2007	By: /s/ Michael A. Hartley
General Partner and Chief Financial Officer
By: 222 Partners, Inc.
General Partner
DATE: March 29, 2007	By: /s/ Michael A. Hartley
Secretary/Treasurer

Inaccordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

RAINES LENDERS, L.P.
By: 222 Raines, Ltd.
General Partner
DATE: March 29, 2007	By: /s/ Steven D. Ezell
General Partner and Chief Executive Officer
DATE: March 29, 2007	By: /s/ Michael A. Hartley
General Partner and Chief Financial Officer
By: 222 Partners, Inc.
General Partner
DATE: March 29, 2007	By: /s/ Michael A. Hartley
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
31.1

Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Steven D. Ezell, the general partner of 222 Raines, Ltd., the General Partner of Raines Lenders, L.P. on March 29, 2007.

31.2

Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Michael A. Hartley, the general partner of 222 Raines, Ltd., the General Partner of Raines Lenders, L.P. on March 29, 2007.

32

Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Steven D. Ezell, and Michael A. Hartley, the general partners of 222 Raines, Ltd., the General Partner of Raines Lenders, L.P. on March 29, 2007.

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

b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls procedures as of December 31, 2006 based on such evaluation; and

c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the Registrant's fourth quarter in the case of this report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5.     The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors:

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

RAINES LENDERS, L.P.
By: 222 Raines, Ltd.
General Partner
DATE: March 29, 2007	By:/s/ Steven D. Ezell
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

b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures as of December 31, 2006 based on such evaluation; and

c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the Registrant's fourth quarter in the case of this report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5.     The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors:

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

RAINES LENDERS, L.P.
By: 222 Raines, Ltd.
General Partner
DATE: March 29, 2007	By:/s/ Michael A. Hartley
General Partner and Chief Financial Officer

Index2

EXHIBIT 32

SECTION 1350 CERTIFICATIONS

To my knowledge, this Report on Form 10-KSB for the year ended December 31, 2006, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and the information contained in this Report fairly presents, in all material respects, the financial condition and results of operations of Raines Lenders, L.P.

RAINES LENDERS, L.P.
By: 222 Raines, Ltd.
General Partner
By:/s/ Steven D. Ezell
General Partner and Chief Executive Officer
Date: March 29, 2007	By:/s/ Michael A. Hartley
General Partner and Chief Financial Officer