Form 10QSB
period 2007-03-31
RAINES LENDERS L P
filed 2007-05-10
CIK 845399

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the period ending March 31, 2007
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

PART 1. FINANCIAL INFORMATION

RAINES LENDERS, L.P.
(A Delaware Limited Partnership)

FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2007 and 2006
(Unaudited)

INDEX

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Balance Sheets as of March 31, 2007 and December 31, 2006
Statements of Operations for the three months ended March 31, 2007 and 2006
Statements of Cash Flows for the three months ended March 31, 2007 and 2006
Notes to Financial Statements for the three months ended March 31, 2007 and 2006
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 3 Controls and procedures
PART II. OTHER INFORMATION
Item 6. Exhibits
Signatures

INDEX

RAINES LENDERS, L.P.
(A Limited Partnership)
BALANCE SHEETS
(Unaudited)

	March 31, 2007	December 31, 2006
ASSETS
Assets
Cash	$344	$2,456
Restricted cash	139,200	139,200
Land	2,332,510	2,332,510

Total assets	$2,472,054	$2,474,166

Liabilities and partners' equity

Due to affiliate	$807,321	$768,902
Accounts payable	24,366	18,866
Property tax payable	291,606	249,517
Note payable to bank	519,638	524,355

Total liabilities	1,642,931	1,561,640

Total partners' equity	829,123	912,526

Total liabilities and partners' equity	$$2,472,054	$2,474,166

See accompanying notes to financial statements.

INDEX

RAINES LENDERS, L.P.
(A Limited Partnership)
STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended March 31,

	2007	2006

Revenue:
Total revenues	$0	$0

Expenses:
State tax expense	$1,870	1,870
Property tax expense	42,079	42,089
Management fees	2,250	2,250
Professional fees	8,094	7,834
Administration expenses	1,099	2,611
Interest expense	28,011	23,235

Total expenses	83,403	79,889

Net loss	$(83,403)	$(79,889)

Net loss per limited partner unit	$14.83	$14.20
Limited partner units outstanding	5,625	5,625

See accompanying notes to financial statements.

INDEX

RAINES LENDERS, L.P.
(A Limited Partnership)
STATEMENTS OF CASH FLOWS
(Unaudited)

	For the three months ended March 31,

	2007	2006

Cash flows from operating activities:
Net loss	$(83,403)	$(79,889)
Adjustments to reconcile net loss to net cash from operating activities:

Increase in due to affiliates	38,419	164,552
Increase (decrease) in accounts payable	5,500	(8,351)
Increase (decrease) in property taxes payable	42,089	(61,134)

Net cash from operating activities	2,605	15,178

Cash flows from financing activities
Decrease in note payable to bank	(4,717)	(2,228)

Net cash from financing activities	(4,717)	(2,228)

Net (decrease) increase in cash	(2,112)	12,950
Cash at beginning of period	2,456	680

Cash at end of period	$344	$13,630

Cash payments - interest	$11,436	$11,277

See accompanying notes to financial statements.

INDEX

RAINES LENDERS, L.P.
(A Limited Partnership)
NOTES TO THE FINANCIAL STATEMENTS
For the Three months Ended March 31, 2007 and 2006
(Unaudited)

A. ACCOUNTING POLICIES

The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Form 10-K for the year ended December 31, 2006. In the opinion of management such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to summarize fairly the Partnership's financial position and results of operations. The results of operations for the three-month period ended March 31, 2007 may not be indicative of the results that may be expected for the year ending December 31, 2007.

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

	For the three months ended March 31,
Statement of operations	2007	2006

Management fees	$2,250	$2,250
Accounting fees	2,594	2,362

Balance sheet	note for liquidity	note for services	accrued interest

Balance at December 31, 2006	$663,000	$10,375	$95,527
Additional loans made in 2007	17,000	4,844	16,575
Repayments	-0-	-0-	-0-

Balance at March 31, 2007	$680,000	$15,219	$112,102

C. COMPREHENSIVE INCOME

During the three-month periods ended March 31, 2007 and 2006, the Partnership had no components of other comprehensive loss.  Accordingly, comprehensive loss for each of the periods was the same as net loss.

D. LIQUIDITY

The Partnership has suffered recurring losses from operations. At March 31, 2007, the Partnership had unrestricted cash of $344 and liabilities to non-affiliated entities of $835,610. The cash is insufficient to fund ongoing operations. The Partnership owns assets with a net book value of $2,472,055 and has liabilities of $1,642,931. If funds are not sufficient to fund operations in 2007, the General Partner will defer the collection of fees for certain affiliated expenses and will provide advances until cash becomes available.

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

F. NOTE PAYABLE

On March 31, 2007, the Partnership held a term loan to a bank of $519,638 which bears interest at prime rate + .50% with a floor of 4.25% and a ceiling of 21.0% (8.75% at March 31, 2007). The land and improvements held for sale serve as collateral for the loan. The general partners of 222 Raines, Ltd., the Registrant's General Partner, have personally guaranteed the note. The term loan from the bank is due on June 30, 2007. Principal and interest payments are $5,384 per month until June 30, 2007. The aggregate maturities of long-term debt subsequent to March 31, 2007 are $519,638 in 2007.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations for the Quarter Ended March 31, 2007.

The Registrant had no land sales during the first three months of 2007 or 2006. Operating expenses of the Registrant are comparable with prior quarters.

Financial Condition and Liquidity

The Partnership has suffered recurring losses from operations. At March 31, 2007, the Partnership had unrestricted cash of $344 and liabilities to non-affiliated entities of $835,610. The cash is insufficient to fund ongoing operations. The Partnership owns assets with a net book value of $2,472,055 and has liabilities of $1,642,931. If funds are not sufficient to fund operations in 2007, the General Partner will defer the collection of fees for certain affiliated expenses and will provide advances until cash becomes available.

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

Contractual Obligations and Commitments

At March 31, 2007, the Partnership has no capital lease obligations, operating leases, or unconditional purchase obligations. The Partnership does not enter into derivative transactions. The partnership has a $519,638 term loan from a bank at March 31, 2007. The terms of the note agreement include the interest rate which is prime +.50%, with a floor of 4.25% and a ceiling of 21% (8.75% at March 31, 2007). Principal and interest payments are $5,384 per month until June 30, 2007. The General Partners have personally guaranteed the note. The aggregate maturities of long-term debt are $519,638 in 2007.

At March 31, 2007 and 2006, the Partnership had a cash balance of $ 139,200 restricted by the City of Memphis to be used to fund property improvements, consisting of road and utility work. This restricted cash secures a letter of credit in the same amount to ensure the required developments are made. The Partnership may also borrow from the General Partner in order to meet cash flow needs and may have amounts payable to the General Partner for management fees or other services. At March 31, 2007, the Partnership had borrowings from the General Partner totaling $807,321. Transactions with the General Partner and affiliates are discussed in Note B to the financial statements.

Item 3. Controls and Procedures

The Registrant maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Registrant files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed as of March 31, 2007, the President and Vice president of General Partner of the Registrant concluded that the Registrant's disclosure controls and procedures were adequate.

There have been no significant changes in the Registrant's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Part II. OTHER INFORMATION

INDEX

Item 6. Exhibits and reports on Form 8-K

(a) Exhibits

Exhibit Number	Description
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Steven D. Ezell, general partner of 222 Raines, Ltd., General Partner of Raines Lenders, L.P. on May 10, 2007.
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Michael A. Hartley, general partner of 222 Raines, Ltd., General Partner of Raines Lenders, L.P. on May 10, 2007.
32.1

Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Steven D. Ezell and Michael A. Hartley, general partners of 222 Raines, Ltd., General Partner of Raines Lenders, L.P. on May 10, 2007.

(b) The Registrant has not filed a Form 8-K during the three-month period ending March 31, 2007.

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

    Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures as of March 31, 2007; and

    Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

  The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function);

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

Raines Lenders, L.P.
	By:	222 Raines, Ltd.
Date: May 10, 2007		By:	Steven D. Ezell
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

    Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures as of March 31, 2007; and

    Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

  The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function);

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

Raines Lenders, L.P.
	By:	222 Raines, Ltd.
Date: May 10, 2007		By:	Michael A. Hartley
general partner

exhibit

RAINES LENDERS, L. P.
CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Exhibit 32.1

In connection with the Report of Raines Lenders, L. P. on Form 10-QSB for the quarter ended March 31, 2007, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) Information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Raines Lenders, L.P.
	By:	222 Raines, Ltd.
Date: May 10, 2007		By:	Steven D. Ezell
general partner

Date: May 10, 2007	By:	Michael A. Hartley
general partner

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

.	RAINES LENDERS, L.P.
By: 222 RAINES LTD.
General Partner
Date: May 10, 2007	By: /s/ Steven D. Ezell
general partner
By: 222 PARTNERS, INC.
general partner
Date: May 10, 2007	By: /s/ Michael A. Hartley
Vice President