Form 10QSB
period 2007-06-30
RAINES LENDERS L P
filed 2007-08-13
CIK 845399

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the period ending June 30, 2007
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934  during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. .......................Yes X No __

Indicate by check mark whether the Registrant is a shell company ...............Yes __ No X

Transitional Small Business Disclosure Format............................................. Yes__ No X

PART 1. FINANCIAL INFORMATION

RAINES LENDERS, L.P.
(A Delaware Limited Partnership)

FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2007 and 2006
(Unaudited)

INDEX

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Balance Sheets as of June 30, 2007 and December 31, 2006
Statements of Operations for the six months ended June 30, 2007 and 2006
Statements of Cash Flows for the six months ended June 30, 2007 and 2006
Notes to Financial Statements for the six months ended June 30, 2007 and 2006
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 3 Controls and procedures
PART II. OTHER INFORMATION
Item 6. Exhibits
Signatures

INDEX

Item 1. Financial statements

RAINES LENDERS, L.P.
(A Limited Partnership)
BALANCE SHEETS
(Unaudited)

	June 30, 2007	December 31, 2006

Assets
Cash	$44	$2,456
Restricted cash	139,200	139,200
Land	2,351,220	2,332,510

Total assets	$2,490,464	$2,474,166

Liabilities and partners' equity
Due to affiliate	$882,740	$768,902
Accounts payable	37,236	18,866
Property tax payable	333,694	249,517
Note payable to bank	516,562	524,355

Total liabilities	1,770,232	1,561,640

Total partners' equity	720,232	912,526

Total liabilities and partners' equity	$2,490,464	$2,474,166

See accompanying notes to financial statements.

INDEX

RAINES LENDERS, L.P.
(A Limited Partnership)
STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended		For the six months ended

	June 30,

	2007	2006	2007	2006

Revenues
Total Revenues	$0	$0	$0	$0

Expenses

State tax expense	1,460	4,052	3,330	5,922
Property tax expense	42,089	40,912	84,168	83,001
Management fees	2,250	2,250	4,500	4,500
Legal and accounting fees	27,004	8,753	35,097	16,587
Office administration expenses	1,826	2,691	2,924	5,301
Interest expense	24,168	29,893	52,179	53,128
Architect and engineering fees	10,096	0	10,096	0

Total expenses	108,893	88,551	192,294	168,439

Net loss	$(108,893)	$(88,551)	$(192,294)	$(168,439)

Net loss per limited parnter unit	$(19.36)	$(15.74)	$(34.19)	$(29.94)
Limited partner units outstanding	5,625	5,625	5,625	5,625

See accompanying notes to financial statements.

INDEX

RAINES LENDERS, L.P.
(A Limited Partnership)
STATEMENTS OF CASH FLOWS
(Unaudited)

	For the six months ended June 30,
	2007	2006

Cash flows from operating activities:
Net loss	$(192,294)	$(168,439)
Adjustments to reconcile net loss to net cash provided by operating activities:

Increase in due to affiliates	113,838	212,222
Land improvements	(18,710)	0
Increase in accounts payable	18,370	(7,476)
Increase in property taxes payable	84,177	(19,045)

Net cash provided by operating activities	5,381	17,262

Cash flows from financing activities
Note payable to bank	(7,793)	(6,892)

Net cash used in financing activities	(7,793)	(6,892)

Net (decrease) increase in cash	(2,412)	10,370
Cash at beginning of period	2,456	680

Cash at end of period	$44	$11,050

See accompanying notes to financial statements.

INDEX

RAINES LENDERS, L.P.
(A Limited Partnership)
NOTES TO THE FINANCIAL STATEMENTS
For the Six months Ended June 30, 2007 and 2006
(Unaudited)

A. ACCOUNTING POLICIES

The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Form 10-K for the year ended December 31, 2006. In the opinion of management such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to summarize fairly the Partnership's financial position and results of operations. The results of operations for the six-month period ended June 30, 2007 may not be indicative of the results that may be expected for the year ending December 31, 2007.

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

	For the six months ended June 30,
Statement of operations	2007	2006

Management fees	$4,500	$4,500
Accounting fees	5,187	15,069

Balance sheet	note for liquidity	note for services	accrued interest

Balance at December 31, 2006	$663,000	$10,375	$$95,527
Additional loans made in 2007	71,000	9,687	33,150
Repayments	-0-	-0-	-0-

Balance at June 30, 2007	$734,000	$20,062	$$128,677

C. COMPREHENSIVE INCOME

During the six-month periods ended June 30, 2007 and 2006, the Partnership had no components of other comprehensive loss.  Accordingly, comprehensive loss for each of the periods was the same as net loss.

RAINES LENDERS, L.P.
(A Limited Partnership)
NOTES TO THE FINANCIAL STATEMENTS
For the Six months Ended June 30, 2007 and 2006
(Unaudited)

D. LIQUIDITY

The Partnership has suffered recurring losses from operations. At June 30, 2007, the Partnership had unrestricted cash of $44 and liabilities to non-affiliated entities of $887,492. The cash is insufficient to fund ongoing operations. The Partnership owns assets with a net book value of $2,490,464 and has liabilities of $1,770,232. If funds are not sufficient to fund operations in 2007, the General Partner will defer the collection of fees for certain affiliated expenses and will provide advances until cash becomes available.

E. IMPAIRMENT

Land and improvements held for sale are reported at the lower of the carrying value or estimated fair value less estimated costs to sell (Fair Value). To determine the Fair Value, management estimates the future discounted net cash flows using a discount rate commensurate with the risk associated with the property. If this land is considered impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the estimated Fair Value. Inherent in the calculation of future discounted net cash flows are certain significant management judgments and estimates including, among others, liquidation period, discount rate, selling price, and costs to sell, which significantly impact the estimated Fair Value. During 2006, the Partnership recorded an impairment charge of 4658,132 to write down the carrying value of the Property to its estimated fair value. The impairment charge was related to the absence of sales over the past several years and an uncertain market.

F. NOTE PAYABLE

On June 30, 2007, the Partnership held a term loan to a bank of $516,562 which bears interest at prime rate + .50% with a floor of 4.25% and a ceiling of 21.0% (8.75% at June 30, 2007). The land and improvements held for sale serve as collateral for the loan. The general partners of 222 Raines, Ltd., the Registrant's General Partner, have personally guaranteed the note. The term loan from the bank is due on June 30, 2008. Principal and interest payments are $5,384 per month until June 30, 2008. The aggregate maturities of long-term debt subsequent to June 30, 2007 are $11,194 in 2007 and 505,368 in 2008.

Item 2. Management's Discussion and Analysis

The Registrant had no land sales during the first six months of 2007 or 2006. Operating expenses are comparable to prior quarters except for the increase in legal and accounting fees and architect and engineering fees related a potential sale of a portion of the land.

Financial Condition and Liquidity

The Partnership has suffered recurring losses from operations. At June 30, 2007, the Partnership had unrestricted cash of $44 and liabilities to non-affiliated entities of $887,492. The cash is insufficient to fund ongoing operations. The Partnership owns assets with a net book value of $2,490,464 and has liabilities of $1,770,232. If funds are not sufficient to fund operations in 2007, the General Partner will defer the collection of fees for certain affiliated expenses and will provide advances until cash becomes available.

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

Contractual Obligations and Commitments

At June 30, 2007, the Partnership has no capital lease obligations, operating leases, or unconditional purchase obligations. The Partnership does not enter into derivative transactions. The partnership has a $516,562 term loan from a bank at June 30, 2007. The terms of the note agreement include the interest rate which is prime +.50%, with a floor of 4.25% and a ceiling of 21% (8.75% at June 30, 2007). Principal and interest payments are $5,384 per month until June 30, 2008. The General Partners have personally guaranteed the note. The aggregate maturities of long-term debt subsequent to June 30, 2007 are $11,194 in 2007 and 505,368 in 2008.

At June 30, 2007 and 2006, the Partnership had a cash balance of $ 139,200 restricted by the City of Memphis to be used to fund property improvements, consisting of road and utility work. This restricted cash secures a letter of credit in the same amount to ensure the required developments are made. The Partnership may also borrow from the General Partner in order to meet cash flow needs and may have amounts payable to the General Partner for management fees or other services. At June 30, 2007, the Partnership had borrowings from the General Partner totaling $882,740. Transactions with the General Partner and affiliates are discussed in Note B to the financial statements.

Item 3. Controls and Procedures

The Registrant maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Registrant files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed as of June 30, 2007, the President and Vice president of General Partner of the Registrant concluded that the Registrant's disclosure controls and procedures were adequate.

There have been no significant changes in the Registrant's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Part II. OTHER INFORMATION

INDEX

Item 6. Exhibits and reports on Form 8-K

(a) Exhibits

Exhibit Number	Description
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Steven D. Ezell, general partner of 222 Raines, Ltd., General Partner of Raines Lenders, L.P. on August 15, 2007.
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Michael A. Hartley, general partner of 222 Raines, Ltd., General Partner of Raines Lenders, L.P. on August 15, 2007.
32.1

Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Steven D. Ezell and Michael A. Hartley, general partners of 222 Raines, Ltd., General Partner of Raines Lenders, L.P. on August 15, 2007.

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

    Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures as of June 30, 2007; and

    Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

  The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function);

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

Raines Lenders, L.P.
	By:	222 Raines, Ltd.
Date: August 15, 2007		By:	Steven D. Ezell
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

    Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures as of June 30, 2007; and

    Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

  The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function);

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

Raines Lenders, L.P.
	By:	222 Raines, Ltd.
Date: August 15, 2007		By:	Michael A. Hartley
general partner

exhibit

RAINES LENDERS, L. P.
CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Exhibit 32.1

In connection with the Report of Raines Lenders, L. P. on Form 10-QSB for the quarter ended March 31, 2007, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) Information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Raines Lenders, L.P.
	By:	222 Raines, Ltd.
Date: August 15, 2007		By:	Steven D. Ezell
general partner

Date: August 15, 2007	By:	Michael A. Hartley
general partner

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

.	RAINES LENDERS, L.P.
By: 222 RAINES LTD.
General Partner
Date: August 15, 2007	By: /s/ Steven D. Ezell
general partner
By: 222 PARTNERS, INC.
general partner
Date: August 15, 2007	By: /s/ Michael A. Hartley
Vice President