Form 10QSB
period 2007-09-30
RAINES LENDERS L P
filed 2007-11-13
CIK 845399

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the period ending September 30, 2007
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

PART 1. FINANCIAL INFORMATION

RAINES LENDERS, L.P.
(A Delaware Limited Partnership)

FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 and 2006
(Unaudited)

INDEX

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Balance Sheets as of September 30, 2007 and December 31, 2006
Statements of Operations for the nine months ended September 30, 2007 and 2006
Statements of Cash Flows for the nine months ended September 30, 2007 and 2006
Notes to Financial Statements for the nine months ended September 30, 2007 and 2006
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 3 Controls and procedures
PART II. OTHER INFORMATION
Item 6. Exhibits
Signatures

INDEX

Item 1. Financial statements

RAINES LENDERS, L.P.
(A Limited Partnership)
BALANCE SHEETS
(Unaudited)

	September 30, 2007	December 31, 2006
Assets

Cash	$45,585	$2,456
Restricted cash	139,200	139,200
Land	1,817,987	2,332,510

Total assets	$2,002,772	$2,474,166

Liabilities and partners' equity

Due to affiliate	$728,250	$768,902
Accounts payable	11,500	18,866
Property tax payable	42,701	249,517
Note payable to bank	310,279	524,355

Total liabilities	1,092,730	1,561,640

Total partners' equity	910,042	912,526

Total liabilities and partners' equity	$2,002,772	$2,474,166

See accompanying notes to financial statements.

INDEX

RAINES LENDERS, L.P.
(A Limited Partnership)
STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended		Nine months ended

	September 30,

	2007	2006	2007	2006

Revenue:
Land sales:
Gross proceeds from land sale	$1,000,000	$0	$1,000,000	$0
Cost of land sold	(633,233)	0	(633,233)	0
Closing costs	(108,225)	0	(108,225)	0

Gain on sale	258,542	0	258,542	0

Interest earned	0	5,142	0	5,142

Total revenues	258,542	5,142	258,542	5,142

Expenses

State tax expense	1,460	1,870	4,790	7,792
Property tax expense	37,474	42,089	121,642	125,089
Management fees	2,250	2,250	6,750	6,750
Professional fees	1,305	7,549	46,499	24,136
Administration expenses	3,565	918	6,488	6,220
Interest expense	22,678	21,891	74,857	75,020

Total expenses	68,732	76,567	261,026	245,007

Net income (loss)	$189,810	$(71,425)	$(2,484)	$(239,865)

Net income (loss) per limited partner unit	$33.74	$(12.70)	$(0.44)	$($42.64)
Limited partner units outstanding	5,625	5,625	5,625	5,625

See accompanying notes to financial statements.

INDEX

RAINES LENDERS, L.P.
(A Limited Partnership)
STATEMENTS OF CASH FLOWS
(Unaudited)

	For the nine months ended September 30,

	2007	2006

Cash flows from operating activities:

Net loss	$(2,484)	$(239,865)
Adjustments to reconcile net loss to net cash from operating activities:

(Decrease)/Increase in due to affiliates	(40,652)	242,284
Gain on sale of land and improvements	(258,542)	0
Proceeds from sale of land and improvements	891,775	0
Cost of land improvements	(118,710)	0
Decrease in accounts payable	(7,366)	(9,601)
(Decrease)/Increase in property tax payable	(206,816)	23,044

Net cash from operating activities	257,205	15,862

Cash flows from financing activities
Payments on note to bank	(214,076)	(11,157)

Net cash from financing activities	(214,076)	(11,157)

Net increase in cash	43,129	4,705
Cash at beginning of period	2,456	680

Cash at end of period	$45,585	$5,385

Cash payments - interest	$35,665	$33,135

See accompanying notes to financial statements.

INDEX

RAINES LENDERS, L.P.
(A Limited Partnership)
NOTES TO THE FINANCIAL STATEMENTS
For the Nine months Ended September 30, 2007 and 2006
(Unaudited)

A. ACCOUNTING POLICIES

The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Form 10-K for the year ended December 31, 2006. In the opinion of management such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to summarize fairly the Partnership's financial position and results of operations. The results of operations for the nine-month period ended September 30, 2007 may not be indicative of the results that may be expected for the year ending December 31, 2007.

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

	For the nine months ended September 30
Statement of operations	2007	2006

Management fees	$6,750	$6,750
Accounting fees	11,138	9,266

Balance sheet	note for liquidity	note for services	accrued interest

Balance at December 31, 2006	$663,000	$10,375	$95,527
Additional loans made in 2007	71,000	14,531	49,725
Repayments	(146,000)	(19,375)	(10,533)

Balance at September 30, 2007	$588,000	$5,531	$134,719

C. COMPREHENSIVE INCOME

During the nine-month periods ended September 30, 2007 and 2006, the Partnership had no components of other comprehensive loss.  Accordingly, comprehensive loss for each of the periods was the same as net loss.

RAINES LENDERS, L.P.
(A Limited Partnership)
NOTES TO THE FINANCIAL STATEMENTS
For the Nine months Ended September 30, 2007 and 2006
(Unaudited)

D. LIQUIDITY

The Partnership has suffered recurring losses from operations. At September 30, 2007, the Partnership had unrestricted cash of $45,585 and liabilities to non-affiliated entities of $364,480. The Partnership owns assets with a net book value of $2,002,772 and has liabilities of $1,092,730. If funds are not sufficient to fund operations in 2007, the General Partner will defer the collection of fees for certain affiliated expenses and will provide advances until cash becomes available.

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

F. NOTE PAYABLE

On September 30, 2007, the Partnership held a term loan to a bank of $310,279 which bears interest at prime rate + .50% with a floor of 4.25% and a ceiling of 21.0% (8.25% at September 30, 2007). The land and improvements held for sale serve as collateral for the loan. The general partners of 222 Raines, Ltd., the Registrant's General Partner, have personally guaranteed the note. The term loan from the bank is due on September 30, 2008. Principal and interest payments are $5,384 per month until June 30, 2008. The aggregate maturities of long-term debt subsequent to September 30, 2007 are $9,679 in 2007 and $300,600 in 2008.

Item 2. Management's Discussion and Analysis

On September 27, 2007, the Registrant sold 25 acres of graded land for $40,000 per acre. There were no land sales during the first nine months of 2006. The partnership has 175 acres of land remaining. Operating expenses are comparable to prior quarters except for the increase in professional fees which includes additional legal and accounting fees and architect and engineering fees related to the sale of a portion of the land.

Financial Condition and Liquidity

The Partnership has suffered recurring losses from operations. At September 30, 2007, the Partnership had unrestricted cash of $45,585 and liabilities to non-affiliated entities of $364,480. The Partnership owns assets with a net book value of $2,002,772 and has liabilities of $1,092,730. If funds are not sufficient to fund operations in 2007, the General Partner will defer the collection of fees for certain affiliated expenses and will provide advances until cash becomes available.

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

Contractual Obligations and Commitments

At September 30, 2007, the Partnership has no capital lease obligations, operating leases, or unconditional purchase obligations. The Partnership does not enter into derivative transactions. The partnership has a $310,279 term loan from a bank at September 30, 2007. The terms of the note agreement include the interest rate which is prime +.50%, with a floor of 4.25% and a ceiling of 21% (8.25% at September 30, 2007). Principal and interest payments are $5,384 per month until June 30, 2008. The General Partners have personally guaranteed the note. The aggregate maturities of long-term debt subsequent to September 30, 2007 are $9,679 in 2007 and 300,600 in 2008.

At September 30, 2007 and 2006, the Partnership had a cash balance of $ 139,200 restricted by the City of Memphis to be used to fund property improvements, consisting of road and utility work. This restricted cash secures a letter of credit in the same amount to ensure the required developments are made. The Partnership may also borrow from the General Partner in order to meet cash flow needs and may have amounts payable to the General Partner for management fees or other services. At September 30, 2007, the Partnership had borrowings from the General Partner totaling $728,250. Transactions with the General Partner and affiliates are discussed in Note B to the financial statements.

Item 3. Controls and Procedures

The Registrant maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Registrant files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed as of September 30, 2007, the President and Vice president of General Partner of the Registrant concluded that the Registrant's disclosure controls and procedures were adequate.

There have been no significant changes in the Registrant's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Part II. OTHER INFORMATION

INDEX

Item 6. Exhibits and reports on Form 8-K

(a) Exhibits

Exhibit Number	Description
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Steven D. Ezell, general partner of 222 Raines, Ltd., General Partner of Raines Lenders, L.P. on November 13, 2007.
31.2

Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Michael A. Hartley, general partner of 222 Raines, Ltd., General Partner of Raines Lenders, L.P. on November 13, 2007.

32.1

Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Steven D. Ezell and Michael A. Hartley, general partners of 222 Raines, Ltd., General Partner of Raines Lenders, L.P. on November 13, 2007.

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

    Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures as of September 30, 2007; and

    Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

  The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function);

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

Raines Lenders, L.P.
	By:	222 Raines, Ltd.
Date: November 13, 2007		By:	Steven D. Ezell
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

    Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures as of September 30, 2007; and

    Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

  The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function);

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

Raines Lenders, L.P.
	By:	222 Raines, Ltd.
Date: November 13, 2007		By:	Michael A. Hartley
general partner

exhibit

RAINES LENDERS, L. P.
CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Exhibit 32.1

In connection with the Report of Raines Lenders, L. P. on Form 10-QSB for the quarter ended March 31, 2007, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) Information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Raines Lenders, L.P.
	By:	222 Raines, Ltd.
Date: November 13, 2007		By:	Steven D. Ezell
general partner

Date: November 13, 2007	By:	Michael A. Hartley
general partner

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

.	RAINES LENDERS, L.P.
By: 222 RAINES LTD.
General Partner
Date: November 13, 2007	By: /s/ Steven D. Ezell
general partner
By: 222 PARTNERS, INC.
general partner
Date: November 13, 2007	By: /s/ Michael A. Hartley
Vice President