Form 10KSB
period 2007-12-31
RAINES LENDERS L P
filed 2008-03-21
CIK 845399

index

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

X	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended
December 31, 2007
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
State issuer's revenues for the most recent fiscal year were $4,790.

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

Narrative Description of Business

At December 31, 2007, the Registrant was holding approximately 175 acres of partially developed land as discussed in Item 2.

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

Item 2. Property

The Property consists of approximately 175 acres of partially developed land on Raines Road in Memphis, Tennessee, adjacent to the Memphis International Airport. The Property is zoned for a wide variety of light industrial, warehouse, office-warehouse and distribution uses. All utilities, including water, sewer, electricity and natural gas, are available to the Property.

Item 3. Legal Proceedings

Registrant is not a party to material legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders

The security holders of Registrant did not vote on any matter during the fiscal year covered by this report.

PART II

Item 5. Market for Registrants' Units of Limited Partnership Interest and Related Security Holder Matters

There is no established market for the Units, and it is not anticipated that any will exist in the future. On April 3, 1989, the Registrant commenced an offering to the public of 5,625 Units of Limited Partnership Interests at $1,000 per Unit. The offering of $5,625,000 was fully subscribed and closed on December 15, 1989.  As of February 28, 2008, there were 462 holders of record of the Units of Limited Partnership Interests.

There were no distributions made in 2007, or 2006. Other than liquidity constraints, there are no material restrictions upon the Registrant's present or future ability to make distributions in accordance with the provisions of Registrant's Limited Partnership Agreement.

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

On September 27, 2007, the Registrant sold 25 acres of graded land for $40,000 per acre, resulting in a gain of $245,493 Other operating expenses are comparable to prior years except for the increase in professional fees which includes additional legal, architect and engineering fees related to the sale of a portion of the land. The decline in interest expense in 2007 over prior years is due to the reductions in principal.

Financial Condition and Liquidity

At December 31, 2007, the Partnership had unrestricted cash of $14,287 and liabilities to non-affiliated entities of $434,895. The cash was insufficient to fund ongoing operations. At December 31, 2007, the Partnership owned assets with a carrying value of $1,978,586 and has liabilities of $1,184,564. If funds are not sufficient in 2008, the General Partner will defer the collection of fees for certain affiliated expenses and will provide advances until cash becomes available.

The term loan from a bank totaling $300,205 at December 31, 2007 was renewed on June 30, 2007 extending the maturity to June 30, 2008. All terms of the note agreement remained the same with interest at a rate of prime +.50% (6.50% at March 3, 2008) and principal and interest payments of $5,384 a month.

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

Contractual Obligations and Commitments

At December 31, 2007, the Partnership has no capital lease obligations, operating leases, or unconditional purchase obligations. The Partnership does not enter into derivative transactions. The term loan from a bank totaling $300,205 at December 31, 2007 was renewed on June 30, 2007 extending the maturity to June 30, 2008. All terms of the note agreement remained the same with interest at a rate of prime +.50% (6.50% at March 3, 2008) and principal and interest payments of $5,384 a month. Steven D. Ezell and Michael A. Hartley, partners of the General Partner 222 Raines, Ltd., have personally guaranteed the note. The aggregate maturities of long-term debt subsequent to December 31, 2007 are $300,205 in 2008.

At December 31, 2007 and 2006, the Partnership had a cash balance of $ 146,313 and $139,200, respectively, restricted by the City of Memphis to be used to fund property improvements, consisting of road and utility work. This restricted cash secures a letter of credit in the same amount to ensure the required developments are made. The Partnership may also borrow from the General Partner in order to meet cash flow needs and may have amounts payable to the General Partner for management fees or other services. At December 31, 2007, the Partnership had borrowings from the General Partner totaling $749,669. These loans bear interest at a rate of 10% and are payable on demand. Transactions with the General Partner and affiliates are discussed in Note 2 to the financial statements.

Effect of Newly Issued But Not Yet Effective Accounting Standards

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. This Statement establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset. The standard is effective for fiscal years beginning after November 15, 2007. The Partnership is currently in the process of assessing the impact the adoption of SFAS 157 will have on its financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. The standard provides companies with an option to report selected financial assets and liabilities to fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The new standard is effective for the Partnership on January 1, 2008. The Partnership did not elect the fair value option for any financial assets or financial liabilities as of January 1, 2008.

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

Report of Independent Registered Public Accounting Firm

The Partners

Raines Lenders, L.P.:

We have audited the accompanying balance sheets of Raines Lenders, L.P. (a limited partnership) as of December 31, 2007 and 2006, and the related statements of operations, partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Raines Lenders, L.P. at December 31, 2007 and 2006, and the results of its operations and its cash flows for the years then ended, in conformity with U. S. generally accepted accounting principles.

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

Crowe Chizek and Company LLC

Brentwood, Tennessee

March 12, 2008

index

RAINES LENDERS, L.P.

(A Limited Partnership)

Balance Sheets

December 31, 2007 and 2006

	December 31,
	2007	2006
Assets

Cash	$14,287	$2,456
Restricted cash	146,313	139,200
Land and improvements held for sale	1,817,986	2,332,510

Total assets	$1,978,586	$2,474,166

Liabilities and partners' equity

Note payable to bank	$300,205	$524,355
Property tax payable	110,142	249,517
Due to affiliate	749,669	768,902
Accounts payable	24,548	18,866

Total Liabilities	1,184,564	1,561,640
:
Partners' equity:
Limited partners, 5,625 units outstanding	794,022	912,526
Total liabilities and partners' equity	$1,978,586	$2,474,166

See accompanying notes to financial statements.

index

RAINES LENDERS, L.P.

(A Limited Partnership)

Statements of Operations

Years ended December 31, 2007 and 2006

	For the year ended December 31,
	2007	2006

Revenues
Gross proceeds	$1,000,000	$0
Cost of land sold	(633,233)	0
Closing costs	(121,274)	0

Gain on sale of land	245,493	0

Interest income	7,113	5,267

Total Revenues	252,606	5,267

Expenses
Impairment charge on land held for sale	0	658,132
Management and mortgage servicing fees	9,000	9,000
Legal and accounting fees	44,495	33,105
General and administrative	10,750	8,500
Land maintenance expenses	0	851
Interest expense	102,895	111,083
State taxes	4,790	7,792
Property tax expense	189,083	181,235
Architect and engineering fees	10,097	0

Total Expenses	371,110	1,009,698

Net loss	$(118,504)	$(1,004,431)

Comprehensive loss	$(118,504)	$(1,004,431)

Net loss allocated to:
General Partner
Limited Partners	(118,504)	(1,004,431)

Net loss per limited partner unit	(21.07)	(178.57)
Weighted average units outstanding	5,625	5,625

See accompanying notes to financial statements.

index

RAINES LENDERS, L.P.

(A Limited Partnership)

Statements of Partners' Equity

Years ended December 31, 2007 and 2006

		Limited Partners	General Partner	Total
	Units	Amounts	Amounts	Amounts

January 1, 2006	5,625	1,916,957	--	1,916,957
Net loss		(1,004,431)	--	(1,004,431)
Balance at December 31, 2006	5,625	912,526	--	912,526
Net loss		(118,504)	--	(118,504)
Balance at December 31, 2007	5,625	$794,022	$--	$794,022

See accompanying notes to financial statements.

index

RAINES LENDERS, L.P.

(A Limited Partnership)

Statements of Cash Flows

Years ended December 31, 2007 and 2006

	For the year ended December 31,
Cash flows from operating activities	2007	2006
:

Net loss	$(118,504)	$($1,004,431)
Adjustments to reconcile net loss to net cash used in operating activities:

Increase in due to affiliate	(19,233)	290,658
Gain on sale of land	(245,493)	0
Proceeds from sale of land and improvements	878,726	0
Impairment charge on land held for sale	0	658,132
Increase/(decrease) in accounts payable	5,682	(8,226)
Increase in restricted cash	(7,113)	0
(Decrease) increase in property taxes payable	(139,375)	81,162

Net cash provided by operating activities	354,690	17,295

Cash flows from financing activities
Note payable to bank	(224,150)	(15,519))

Net cash provided by financing activities	(224,150)	(15,519)

Cash flow from investing activities

Cost of land improvements	(118,709)

Net cash used in investing activities	(118,709)

Net increase in cash	11,831	1,776
Cash at beginning of period	2,456	680

Cash at end of period	14,287	2,456

Supplemental disclosures
Cash paid for interest	36,594	112,794
Cash paid for taxes	$4,790	7,792

See accompanying notes to financial statements.

index

RAINES LENDERS, L.P.
(A Limited Partnership)
Notes to Financial Statements
December 31, 2007 and 2006

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

RAINES LENDERS, L.P.
(A Limited Partnership)
Notes to Financial Statements
December 31, 2007 and 2006

  Summary of Significant Accounting Policies (continued)

    Partnership Allocations(continued)

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

    Cumulative unpaid preferred returns are $8,997,759 and $8,322,759 at December 31, 2007 and 2006, respectively.

    Comprehensive Income

    Comprehensive income is defined as the change in equity of a business enterprise during a period associated with transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. During the years ended December 31, 2007 and 2006, the Partnership had no components of other comprehensive loss. Accordingly, comprehensive loss for each of the years was the same as net loss.

    Land and Improvements Held for Sale

At December 31, 2007, land and improvements held for sale included approximately 175 acres of partially developed land on Raines Road in Memphis, Tennessee, adjacent to the Memphis International Airport. At December 31, 2006, land and improvements included approximately 200 acres, of which 25 acres were sold on September 27, 2007. The land and improvements held for sale are not to be interpreted under the requirements of SFAS 144 as likely to be sold within the next year. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Land and improvements held for sale are reported at the lower of the carrying value or estimated fair value less estimated costs to sell (Fair Value). To determine the Fair Value, management estimates the future discounted net cash flows using a discount rate commensurate with the risk associated with the property. If this land is considered impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the estimated Fair Value. Inherent in the calculation of future discounted net cash flows are certain significant management judgments and estimates including, among others, liquidation period, discount rate, selling price, and costs to sell, which significantly impact the estimated Fair Value. During 2006, the Partnership recorded an impairment charge of $658,132 to write down the carrying value of the Property to its estimated fair value. The impairment charge was related to the absence of sales over the past several years and an uncertain market.

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

RAINES LENDERS, L.P.
(A Limited Partnership)
Notes to Financial Statements
December 31, 2007 and 2006

  Summary of Significant Accounting Policies (continued)

i)Effect of Newly Issued But Not Yet Effective Accounting Standards

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. This Statement establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset. The standard is effective for fiscal years beginning after November 15, 2007. The Partnership is currently in the process of assessing the impact the adoption of SFAS 157 will have on its financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. The standard provides companies with an option to report selected financial assets and liabilities to fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The new standard is effective for the Partnership on January 1, 2008. The Partnership did not elect the fair value option for any financial assets or financial liabilities as of January 1, 2008.

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

	For the year ended December 31,
Statement of operations	2007	2006

Management fees	$9,000	$9,000
Accounting fees	13732	12,069

Balance sheet
	Note for liquidity	accrued interest	note for services	total

Balance at December 31, 2006	$663,000	$95,527	$10,375	$768,902
new loans	71,000	66,300	19,375	156,675
Repayments	(146,000)	(10,533)	(19,375)	(175,908)
Balance at December 31, 2007	$588,000	$151,294	$10,375	$749,669

  Restricted Cash

  At December 31, 2007 and 2006, the Partnership had a cash balance of $146,313 and $139,200, respectively, restricted by the City of Memphis to be used to fund property improvements, consisting of road and utility work. This restricted cash secures a letter of credit in the same amount to ensure the required developments are made.

  Land and Improvements Held for Sale

  Land and improvements held for sale at December 31, 2007 and 2006 were $1,817,986 and $2,332,510, respectively. The Partnership held 175 acres at December 31, 2007 and 200 acres at December 31, 2006. The change is due to the sale of 25 acres on September 27, 2007. The aggregate cost for federal income tax purposes of land and improvements held for sale was $ 4,358,929 at December 31, 2007 and $ 5,523,506 at December 31, 2006. During 2006, the Partnership recorded an impairment charge of $658,132 to write down the carrying value of the Property to its estimated fair value. This change had no tax effect.

  Management Plans

  The Partnership has suffered recurring losses from operations and has a net working capital deficiency at December 31, 2007 that raises substantial doubt about its ability to continue as a going concern. At December 31, 2007, the Partnership had unrestricted cash of $14,287 and liabilities to non-affiliated entities of $434,895. The cash was insufficient to fund ongoing operations. At December 31, 2007, the Partnership owned assets with a carrying value of $1,978,586 and has liabilities of $1,184,564. If funds are not sufficient in 2008, the General Partner will defer the collection of fees for certain affiliated expenses and will provide advances until cash becomes available. Upon maturity of the Note payable to the bank, management intends to renew the note with the current bank, seek financing from another financial institution or affiliate of the General Partner, or retire the note with land sale proceeds, as available.

  Note Payable

On December 31, 2007, the Partnership held a term loan to a bank of $300,502 which bears interest at prime rate + .50% with a floor of 4.25% and a ceiling of 21.0% (7.75% at December 31, 2007). The land and improvements held for sale serve as collateral for the loan. The general partners of 222 Raines, Ltd., the Registrant's General Partner, have personally guaranteed the note. The term loan from the bank was renewed on June 30, 2007 extending the maturity to June 30, 2008. The terms of the note agreement remained the same. The interest rate at March 3, 2008 is 6.50%. Principal and interest payments are $5,384 a month. The aggregate maturities of long-term debt subsequent to December 31, 2007 are $300,205 in 2008.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

None

Item 8(a). Controls and Procedures

The Registrant maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Registrant files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed as of December 31, 2007, the President and Vice President of General Partner of the Registrant concluded that the Registrant's disclosure controls and procedures were adequate.

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

The General Partners of 222 Raines, Ltd. are as follows:

Steven D. Ezell

Steven D. Ezell, age 55, is a General Partner of 222 Raines, Ltd. He is the President and sole shareholder of 222 Partners, Inc. He has been an officer of 222 Partners, Inc. from September 17, 1986 through the current period. Mr. Ezell is President and 50% owner of Landmark Realty Services Corporation. For the prior four years, Mr. Ezell was involved in property acquisitions for Dean Witter Realty Inc. in New York City, most recently as Senior Vice President.

Michael A. Hartley

Michael A. Hartley, age 48, is Secretary/Treasurer and a Vice President of 222 Partners, Inc. He has been an officer of 222 Partners, Inc. from September 17, 1986 through the current period. Mr. Hartley is Vice President and 50% owner of Landmark Realty Services Corporation. Prior to joining Landmark in 1986, Mr. Hartley was Vice President of Dean Witter Realty Inc., a New York- based real estate investment firm.

222 Partners Inc.

222 Partners, Inc. was formed in September 1986 and serves as General Partner for several other real estate investment limited partnerships. The directors of 222 Partners, Inc. are Steven D. Ezell and Michael A. Hartley.

Item 10. Executive Compensation

During 2007, Registrant was not required to and did not pay remuneration to any executives, partners of the General Partner or any affiliates, except as set forth in Item 13 of this report, "Certain Relationships and Related Transactions."
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

Item 12. Certain Relationships and Related Transactions

During 2007, no affiliated entities have earned compensation for services from the Registrant in excess of $60,000. For a listing of all miscellaneous transactions with affiliates refer to Note 2 to the Financial Statements in Item 7.

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
31.1

Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Steven D. Ezell, the general partner of 222 Raines, Ltd., the General Partner of Raines Lenders, L.P. on March 21, 2008.

31.2

Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Michael A. Hartley, the general partner of 222 Raines, Ltd., the General Partner of Raines Lenders, L.P. on March 21, 2008.

32

Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Steven D. Ezell, and Michael A. Hartley, the general partners of 222 Raines, Ltd., the General Partner of Raines Lenders, L.P. on March 21, 2008.

(b)		No reports on Form 8-K have been filed during the last quarter of 2007.

Item 14. Principal Accountant Fees and Services

Audit Related Fees

Our principal accountants billed us an aggregate of $22,000 and $19,500 in fees and expenses for professional services rendered in connection with the audits of our financial statements for the calendar years ended December 31, 2007 and 2006, respectively, and reviews of the financial statements included in our quarterly reports on Form 10QSB during such calendar year.

Our principal accountants did not bill us any additional fees that are not disclosed under audit fees in each of the last two calendar years for assurance and related services that are reasonably related to the performance of our audit or review of our financial statements.

Tax Fees

No tax fees were paid to our principal accountants for tax compliance, tax advice and tax planning during calendar years ended December 31, 2007 and 2006.

All Other Fees

No other fees were paid to our principal accountants during calendar years ended December 31, 2007 and 2006 for products and services other than those products and services described above.

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

RAINES LENDERS, L.P.
By: 222 Raines, Ltd.
General Partner
DATE: March 21, 2008	By: /s/ Steven D. Ezell
General Partner and Chief Executive Officer
DATE: March 21, 2008	By: /s/ Michael A. Hartley
General Partner and Chief Financial Officer
By: 222 Partners, Inc.
General Partner
DATE: March 21, 2008	By: /s/ Michael A. Hartley
Secretary/Treasurer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

RAINES LENDERS, L.P.
By: 222 Raines, Ltd.
General Partner
DATE: March 21, 2008	By: /s/ Steven D. Ezell
General Partner and Chief Executive Officer
DATE: March 21, 2008	By: /s/ Michael A. Hartley
General Partner and Chief Financial Officer
By: 222 Partners, Inc.
General Partner
DATE: March 21, 2008	By: /s/ Michael A. Hartley
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
31.1

Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Steven D. Ezell, the general partner of 222 Raines, Ltd., the General Partner of Raines Lenders, L.P. on March 21, 2008.

31.2

Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Michael A. Hartley, the general partner of 222 Raines, Ltd., the General Partner of Raines Lenders, L.P. on March 21, 2008.

32

Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Steven D. Ezell, and Michael A. Hartley, the general partners of 222 Raines, Ltd., the General Partner of Raines Lenders, L.P. on March 21, 2008.

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

b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls procedures as of December 31, 2007 based on such evaluation; and

c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the Registrant's fourth quarter in the case of this report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5.     The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors:

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

RAINES LENDERS, L.P.
By: 222 Raines, Ltd.
General Partner
DATE: March 21, 2008	By:/s/ Steven D. Ezell
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

b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures as of December 31, 2007 based on such evaluation; and

c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the Registrant's fourth quarter in the case of this report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5.     The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors:

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

RAINES LENDERS, L.P.
By: 222 Raines, Ltd.
General Partner
DATE: March 21, 2008	By:/s/ Michael A. Hartley
General Partner and Chief Financial Officer

Index2

EXHIBIT 32

SECTION 1350 CERTIFICATIONS

To my knowledge, this Report on Form 10-KSB for the year ended December 31, 2007, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and the information contained in this Report fairly presents, in all material respects, the financial condition and results of operations of Raines Lenders, L.P.

RAINES LENDERS, L.P.
By: 222 Raines, Ltd.
General Partner
By:/s/ Steven D. Ezell
General Partner and Chief Executive Officer
Date: March 21, 2008	By:/s/ Michael A. Hartley
General Partner and Chief Financial Officer