Form 10-Q
period 2008-03-31
RAINES LENDERS L P
filed 2008-05-20
CIK 845399

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the period ending March 31, 2008
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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes ☑ No

PART 1. FINANCIAL INFORMATION

RAINES LENDERS, L.P.
(A Delaware Limited Partnership)

FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2008 and 2007
(Unaudited)

INDEX

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Balance Sheets as of March 31, 2008 and December 31, 2007
Statements of Operations for the three months ended March 31, 2008 and 2007
Statements of Cash Flows for the three months ended March 31, 2008 and 2007
Notes to Financial Statements for the three months ended March 31, 2008 and 2007
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 3 Controls and procedures
PART II. OTHER INFORMATION
Item 6. Exhibits
Signatures

RAINES LENDERS, L.P.
(A Limited Partnership)
BALANCE SHEETS
(Unaudited)
	March 31, 2008	December 31, 2007
ASSETS

Cash	$14,508	$14,287
Restricted cash	146,313	146,313
Land and improvements held for sale	1,817,986	1,817,986

Total Assets	1,978,807	1,978,586

LIABILITIES AND PARTNERS' EQUITY

Due to affiliate	553,838	749,669
Accounts payable	48,177	24,548
Propery tax payable	59,008	110,142
Note payable to bank	289,199	300,205

Total Liabilities	950,222	1,184,564
Partners' equity:

Limited partners, 5,625 units outstanding	1,028,585	794,022
General partner

Total partners' equity	$1,028,585	794,022

Total liabilities and partners' equity	$1,978,807	$1,978,586

See accompanying notes to financial statements.

RAINES LENDERS, L.P.
(A Limited Partnership)
STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended	Three months ended
	March 31, 2008	March 31, 2007
Revenue:
Property tax refund	$273,615	$0
Total revenues	273,615	0

Expenses:

State tax expense	5,016	1,870
Property tax expense	(34,741)	42,079
Management fees	2,250	2,250
Legal, accounting, & consulting fees	43,816	8,094
Office administration expense	989	1,099
Interest Expense	21,722	28,011

Total Expenses	39,052	83,403

Net income (loss)	$234,563	(83,403)

See accompanying notes to financial statements.

RAINES LENDERS, L.P.
(A Limited Partnership)
STATEMENTS OF CASH FLOWS
(Unaudited)
	Three months ended	Three months ended
	March 31, 2008	March 31, 2007
Cash flows from operating activities:

Net Income (loss)	$234,563	$(83,403)
Adjustments to reconcile net loss to net cash from operating activities:

(Decrease)/increase in due to affiliates	(195,831)	38,419
(Decrease)/increase in accounts payable	23,629	5,500
(Decrease)/increase in property taxes payable	(51,134)	42,089

Net cash from operating activities	11,227	2,605

Cash flows from financing activities
Note payable to bank	(11,006)	(4,717)

Net cash from financing activities	(11,006)	(4,717)

Net decrease in cash	221	(2,112)

Cash at beginning of period	14.287	2,456
Cash at end of period	14,508	$344

Cash payments - interest	$37,678	$11,436

See accompanying notes to financial statements.

RAINES LENDERS, L.P.
(A Limited Partnership)
NOTES TO THE FINANCIAL STATEMENTS
For the Three months Ended March 31, 2008 and 2007
(Unaudited)

A. ACCOUNTING POLICIES

The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Form 10-K for the year ended December 31, 2007. In the opinion of management such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to summarize fairly the Partnership's financial position and results of operations. The results of operations for the three-month period ended March 31, 2008 may not be indicative of the results that may be expected for the year ending December 31, 2008.

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

		For the three months ended March 31,
Statement of operations		2008	2007

Management fees		$2,250	$2,250
Accounting fees		2,594	2,594

Balance sheet	Note for liquidity	Note for services	Accrued interest	Total

Balance at December 31, 2007	$588,000	$10,375	$151,294	749,669
Additional loans made in 2008		2,594	30,663	33,257
Repayments	(50,000)	-	(167,250)	(218,250)

Balance at March 31, 2008	$538,000	$12,969	$14,707	553,838

C. COMPREHENSIVE INCOME (LOSS)

During the three-month periods ended March 31, 2008 and 2007, the Partnership had no components of other comprehensive income (loss).  Accordingly, comprehensive income (loss) for each of the periods was the same as net income (loss).

RAINES LENDERS, L.P.
(A Limited Partnership)
NOTES TO THE FINANCIAL STATEMENTS
For the Three months Ended March 31, 2008 and 2007
(Unaudited)

D. LIQUIDITY

The Partnership has suffered recurring losses from operations. At March 31, 2008, the Partnership had unrestricted cash of $14,508 and liabilities to non-affiliated entities of $396,384. The cash is insufficient to fund ongoing operations. The Partnership owns assets with a net book value of $1,987,807 and has liabilities of $950,222. If funds are not sufficient to fund operations in 2008, the General Partner will defer the collection of fees for certain affiliated expenses and will provide advances until cash becomes available.

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

F. NOTE PAYABLE

On March 31, 2008, the Partnership held a term loan to a bank of $289,199 which bears interest at prime rate + .50% with a floor of 4.25% and a ceiling of 21.0% (5.63% at March 31, 2008). The 175 acres of land and improvements held for sale serve as collateral for the loan. The general partners of 222 Raines, Ltd., the Registrant's General Partner, have personally guaranteed the note. The term loan from the bank is due on June 30, 2008. Principal and interest payments are $5,384 per month until June 30, 2008. The aggregate maturities of long-term debt subsequent to March 31, 2008 are $289,199 in 2008.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations for the Quarter Ended March 31, 2008.

The Registrant had no land sales during the first three months of 2008 or 2007. Operating expenses of the Registrant are comparable with prior quarters except for property taxes. During the first quarter of 2008, the city of Memphis and Shelby county agreed to adjust the property tax values of the property. This adjustment resulted in a refund of property tax of approximately $273,000. Approximately $260,000 in refunds was received subsequent to March 31, 2008. The General Partner believes that substantially all property tax refunds have been received and tax appraisals have been resolved although the Partnership is still in discussions with the taxing authorities to finalize the amounts. Management revised its estimate of property taxes payable at March 31, 2008 resulting in a negative property tax expense of $34,741 for the first quarter of 2008.

Financial Condition and Liquidity

The Partnership has suffered recurring losses from operations. At March 31, 2008, the Partnership had unrestricted cash of $14,508 and liabilities to non-affiliated entities of $396,384. The cash is insufficient to fund ongoing operations. The Partnership owns assets with a net book value of $1,987,808 and has liabilities of $950,222. If funds are not sufficient to fund operations in 2008, the General Partner will defer the collection of fees for certain affiliated expenses and will provide advances until cash becomes available.

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

Contractual Obligations and Commitments

At March 31, 2008, the Partnership has no capital lease obligations, operating leases, or unconditional purchase obligations. The Partnership does not enter into derivative transactions. The partnership has a $289,199 term loan from a bank at March 31, 2008. The terms of the note agreement include the interest rate which is prime +.50%, with a floor of 4.25% and a ceiling of 21% (5.63 at March 31, 2008). Principal and interest payments are $5,384 per month until June 30, 2008. The General Partners have personally guaranteed the note. The aggregate maturities of long-term debt are $289,199 in 2008.

At March 31, 2008 and 2007, the Partnership had a cash balance of $ 146,313 restricted by the City of Memphis to be used to fund property improvements, consisting of road and utility work. This restricted cash secures a letter of credit in the same amount to ensure the required developments are made. The Partnership may also borrow from the General Partner in order to meet cash flow needs and may have amounts payable to the General Partner for management fees or other services. At March 31, 2008, the Partnership had borrowings from the General Partner totaling $553,838. Transactions with the General Partner and affiliates are discussed in Note B to the financial statements.

Item 3. Controls and Procedures

The Registrant maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Registrant files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed as of March 31, 2008, the President and Vice president of General Partner of the Registrant concluded that the Registrant's disclosure controls and procedures were adequate.

There have been no significant changes in the Registrant's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Part II. OTHER INFORMATION

INDEX

Item 6. Exhibits and reports on Form 8-K

(a) Exhibits

Exhibit Number	Description
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Steven D. Ezell, general partner of 222 Raines, Ltd., General Partner of Raines Lenders, L.P. on May 20, 2008.
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Michael A. Hartley, general partner of 222 Raines, Ltd., General Partner of Raines Lenders, L.P. on May 20, 2008.
32.1

Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Steven D. Ezell and Michael A. Hartley, general partners of 222 Raines, Ltd., General Partner of Raines Lenders, L.P. on May 20, 2008.

(b) The Registrant has not filed a Form 8-K during the three-month period ending March 31, 2008.

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

  The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) for the registrant and have;

    Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant is made known to us by others within those entities, particularly during the period in which this report is being prepared;

    Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures as of March 31, 2008; and

    Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

  The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function);

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

Raines Lenders, L.P.
	By:	222 Raines, Ltd.
Date: May 20, 2008		By:	Steven D. Ezell
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

  The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) for the registrant and have;

    Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant is made known to us by others within those entities, particularly during the period in which this report is being prepared;

    Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures as of March 31, 2008; and

    Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

  The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function);

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

Raines Lenders, L.P.
	By:	222 Raines, Ltd.
Date: May 20, 2008		By:	Michael A. Hartley
general partner

exhibit

RAINES LENDERS, L. P.
CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Exhibit 32.1

In connection with the Report of Raines Lenders, L. P. on Form 10-Q for the quarter ended March 31, 2008, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) Information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Raines Lenders, L.P.
	By:	222 Raines, Ltd.
Date: May 20, 2008		By:	Steven D. Ezell
general partner

Date: May 20, 2008	By:	Michael A. Hartley
general partner

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

.	RAINES LENDERS, L.P.
By: 222 RAINES LTD.
General Partner
Date: May 20, 2008	By: /s/ Steven D. Ezell
general partner
By: 222 PARTNERS, INC.
general partner
Date: May 20, 2008	By: /s/ Michael A. Hartley
Vice President