Form 10-Q
period 2008-06-30
RAINES LENDERS L P
filed 2008-08-14
CIK 845399

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the period ending June 30, 2008
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

☐ Yes ☑ No

PART 1. FINANCIAL INFORMATION

RAINES LENDERS, L.P.
(A Delaware Limited Partnership)

FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2008 and 2007
(Unaudited)

INDEX

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Balance Sheets as of June 30, 2008 and December 31, 2007
Statements of Operations for the three and six months ended June 30, 2008 and 2007
Statements of Cash Flows for the six months ended June 30, 2008 and 2007
Notes to Financial Statements for the six months ended June 30, 2008 and 2007
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 3 Controls and procedures
PART II. OTHER INFORMATION
Item 6. Exhibits
Signatures

RAINES LENDERS, L.P.
(A Limited Partnership)
BALANCE SHEETS

	June 30, 2008	December 31, 2007
ASSETS	(unaudited)

Cash	$351,575	$14,287
Restricted cash	146,313	146,313
Land	1,817,986	1,817,986

Total Assets	$2,315,874	$1,978,586

LIABILITIES AND PARTNERS' EQUITY

Due to affiliate	$57058,878	$749,669
Accounts payable	74,672	24,548
Propery tax payable	63,879	110,142
Note payable to bank	278,331	300,205

Total Liabilities	987,760	1,184,564

Partners' equity:	1,328,114	794,022

Total liabilities and partners' equity	$$2,315,874	$1,978,586

See accompanying notes to financial statements.

RAINES LENDERS, L.P.
(A Limited Partnership)
STATEMENTS OF OPERATIONS
(Unaudited)

	For themonths ended		For the six months ended

	June 30,

	2008	2007	2008	2007

REVENUE:

Property tax refund	$$369,496	$$0	$$643,111	$0

Expenses
State tax expense	1,237	1,460	6,253	3,330
Property tax expense	18,777	42,089	(15,964)	84,168
Management fees	2,478	2,250	4,728	4,500
Professional fees	28,836	37,100	72,652	45,193
Office administration	1,159	1,826	2,148	2,924
Interest expense	17,481	24,168	39,203	52,179

Total expenses	69,968	108,893	109,020	192,294

Net income (loss)	$299,528	$(108,893)	$534,091	$(192,294)

Net income (loss) per limited partner unit	$53	$(19)	$95	$(34)
Limited partner units outstanding	5,625	5,625	5,625	5,625

See accompanying notes to financial statements.

RAINES LENDERS, L.P.
(A Limited Partnership)
STATEMENTS OF CASH FLOWS
(Unaudited)

	For the six months ended June 30,
	2008	2007
Cash flows from operating activities:

Net Income (loss)	$534,091	$(192,294)
Adjustments to reconcile net income (loss) to net cash from operating activities:

Land improvements	--	(18,710)
(Decrease)/increase in due to affiliates	(178,791)	113,838
Increase in accounts payable	50,125	18,370
(Decrease)/increase in property taxes payable	(46,263)	84,177

Net cash from operating activities	359,162	5,381

Cash flows from financing activities
Note payable to bank	(21,874)	(7,793)

Net cash from financing activities	(21,874)	(7,793)

Net Increase/ (decrease) in cash	337,288	(2,412)

Cash at beginning of period	14,287	2,456
Cash at end of period	$351,575	$44

See accompanying notes to financial statements.

RAINES LENDERS, L.P.
(A Limited Partnership)
NOTES TO THE FINANCIAL STATEMENTS
For the Six months Ended June 30, 2008 and 2007
(Unaudited)

A. ACCOUNTING POLICIES

The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Form 10-K for the year ended December 31, 2007. In the opinion of management such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to summarize fairly the Partnership's financial position and results of operations. The results of operations for the six-month period ended June 30, 2008 may not be indicative of the results that may be expected for the year ending December 31, 2008.

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

		For the six months ended June 30,
Statement of operations		2008	2007

Management fees		$4,728	$4,500
Accounting fees		5,188	5,187

Balance sheet	Note for liquidity	Note for services	Accrued interest	Total

Balance at December 31, 2007	$588,000	$10,375	$151,294	749,669
Additional loans made in 2008		9,688	28,771	38,459
Repayments	(50,000)	-	(167,250)	(217,250)

Balance at June 30, 2008	$538,000	$20,063	$12,815	570,878

C. COMPREHENSIVE INCOME (LOSS)

During the six-month periods ended June 30, 2008 and 2007, the Partnership had no components of other comprehensive income (loss).  Accordingly, comprehensive income (loss) for each of the periods was the same as net income (loss).

RAINES LENDERS, L.P.
(A Limited Partnership)
NOTES TO THE FINANCIAL STATEMENTS
For the Six months Ended June 30, 2008 and 2007
(Unaudited)

D. LIQUIDITY

The Partnership has suffered recurring losses from operations. At June 30, 2008, the Partnership had unrestricted cash of $351,575 and liabilities to non-affiliated entities of $416,881. The Partnership owns assets with a net book value of $2,315,874 and has liabilities of $987,759. If funds are not sufficient to fund operations in 2008, the General Partner will defer the collection of fees for certain affiliated expenses and will provide advances until cash becomes available.

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

F. NOTE PAYABLE

On June 30, 2008, the Partnership held a term loan to a bank of $278,331 which bears interest at prime rate + .50% with a floor of 4.25% and a ceiling of 21.0% (5.50% at June 30, 2008). The 175 acres of land and improvements held for sale serve as collateral for the loan. The general partners of 222 Raines, Ltd., the Registrant's General Partner, have personally guaranteed the note. The term loan from the bank is due on June 30, 2009. Principal and interest payments are $5,384 per month until June 30, 2009. The aggregate maturities of long-term debt subsequent to June 30, 2008 are $25,744 in 2008 and $252,587 in 2009.

G. PROPERTY TAXES

The Registrant received property tax refunds totalling $643,111 as of June 30, 2008. The Registrant received $369,496 in the second quarter of 2008 and $273,615 in the first quarter of 2008. These refunds were the result of an adjustment to the Registrant's property tax value in March 2008 by Memphis, Tennessee and Shelby County, Tennessee. Revenues related to these refunds were recognized in the periods they were received.

Management revised its accural for property taxes based on the new property tax value in the first quarter. This resulted in a negative expense for the six months ended June 30, 2008 of $15,694.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations for the Quarter Ended June 30, 2008.

The Registrant had no land sales during the first six months of 2008 or 2007. Operating expenses of the Registrant are comparable with prior quarters except for property taxes. During 2008, the city of Memphis and Shelby county agreed to adjust the property tax values of the property. This adjustment resulted in a refund of property tax of $643,111. The General Partner believes that substantially all property tax refunds have been received and tax appraisals have been resolved although the Partnership is still in discussions with the taxing authorities to finalize the amounts. Management revised its estimate of property taxes payable in the first quarter of 2008 resulting in a negative property tax expense for the first quarter of $34,741. At June 30, 2008, the Registrant calculated its second quarter property tax accrual using the same method used in the first quarter of 2008 resulting in property tax expense for the quarter of $18,777 and negative property tax expense of $15,694 for the first six months of 2008.

Financial Condition and Liquidity

The Partnership has suffered recurring losses from operations. At June 30, 2008, the Partnership had unrestricted cash of $351,575 and liabilities to non-affiliated entities of $416,881. The cash is sufficient to fund ongoing operations. The Partnership owns assets with a net book value of $2,315,874 and has liabilities of $987,759. If funds are not sufficient to fund operations in 2008, the General Partner will defer the collection of fees for certain affiliated expenses and will provide advances until cash becomes available.

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

Contractual Obligations and Commitments

At June 30, 2008, the Partnership has no capital lease obligations, operating leases, or unconditional purchase obligations. The Partnership does not enter into derivative transactions. The partnership has a $278,331 term loan from a bank at June 30, 2008. The terms of the note agreement include the interest rate which is prime +.50%, with a floor of 4.25% and a ceiling of 21% (5.50% at June 30, 2008). Principal and interest payments are $5,384 per month until June 30, 2008. The aggregate maturities of long-term debt subsequent to June 30, 2008 are $25,744 in 2008 and $252,587 in 2009.

At June 30, 2008 and 2007, the Partnership had a cash balance of $ 146,313 restricted by the City of Memphis to be used to fund property improvements, consisting of road and utility work. This restricted cash secures a letter of credit in the same amount to ensure the required developments are made. The Partnership may also borrow from the General Partner in order to meet cash flow needs and may have amounts payable to the General Partner for management fees or other services. At June 30, 2008, the Partnership had borrowings from the General Partner totaling $570,878. Transactions with the General Partner and affiliates are discussed in Note B to the financial statements.

Item 3. Controls and Procedures

We have carried out an evaluation, as of the end of the period covered by this report, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving control objectives and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based upon their evaluation and subject to the foregoing, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level in ensuring that (i) information required to be disclosed by us in the reports that we file under the Securities Exchange Act of 1934, as amended, (the "Exchange Act") is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and (ii) information relating to us and required to be included in the reports we file under the Exchange Act is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer or other persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

.

Part II. OTHER INFORMATION

INDEX

Item 6. Exhibits and reports on Form 8-K

(a) Exhibits

Exhibit Number	Description
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Steven D. Ezell, general partner of 222 Raines, Ltd., General Partner of Raines Lenders, L.P. on August 14, 2008.
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Michael A. Hartley, general partner of 222 Raines, Ltd., General Partner of Raines Lenders, L.P. on August 14, 2008.
32.1

Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Steven D. Ezell and Michael A. Hartley, general partners of 222 Raines, Ltd., General Partner of Raines Lenders, L.P. on August 14, 2008.

(b) The Registrant has not filed a Form 8-K during the six-month period ending June 30, 2008.

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

    Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.

    Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures as of June 30, 2008; and

    Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

  The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function);

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

Raines Lenders, L.P.
	By:	222 Raines, Ltd.
Date: August 14, 2008		By:	Steven D. Ezell
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

    Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.

    Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures as of June 30, 2008; and

    Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

  The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function);

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

Raines Lenders, L.P.
	By:	222 Raines, Ltd.
Date: August 14, 2008		By:	Michael A. Hartley
general partner

exhibit

RAINES LENDERS, L. P.
CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Exhibit 32.1

In connection with the Report of Raines Lenders, L. P. on Form 10-Q for the quarter ended June 30, 2008, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) Information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Raines Lenders, L.P.
	By:	222 Raines, Ltd.
Date: August 14, 2008		By:	Steven D. Ezell
general partner

Date: August 14, 2008	By:	Michael A. Hartley
general partner

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

.	RAINES LENDERS, L.P.
By: 222 RAINES LTD.
General Partner
Date: August 14, 2008	By: /s/ Steven D. Ezell
general partner
By: 222 PARTNERS, INC.
general partner
Date: August 14, 2008	By: /s/ Michael A. Hartley
Vice President