Form 10KSB/A
period 2007-12-31
RAINES LENDERS L P
filed 2008-08-29
CIK 845399

index

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A

Amendment No. 1

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

Explanatory Note

Raines Lenders, LP (the "Registrant") is filing this Amendment No. 1 on Form 10-KSB/A (this "Amendment") to its Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007, which was filed on March 21, 2008 (the "Original filing") to amend Part II Item 8A(T) to include additional information required by such item.

Except as described above, no other changes have been made to the Origianal filing, and this Amendment No. 1 on Form 10-KSB/A does not amend, update or change the financial statements or any other items or disclosures in the Original filing. This Amendment does not reflect events occurring after the filing of the Original Filing or modify or update those disclosures, including any exhibits to the Original Filing affected by subsequent events. Information not affected by the changes described above is unchanged and reflects the disclosures made at the time of the Original filing. Accordingly, this Amendment No.1 on Form 10-KSB/A should be read in conjunction with our filings made with the Securities and Exchange Commission subsequent to the filing of the Original Filing, including any amendments to those filings.

Item 8A(T). Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered in this report, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our principal executive officer and principal financial officer, who concluded, that as of the end of the period covered by this report, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (2) accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

(b) Management's Annual Report on Internal Control Over Financial Reporting.

Management of the Registrant is also responsible for establishing and maintaining internal control over financial reporting as defined in Rules 13a-15(f) and 15(d)-15(f) under the Securities Exchange Act of 1934.

The Registrant's internal controls over financial reporting are intended to be designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. The Registrant's internal controls over financial reporting are expected to include those policies and procedures that management believes are necessary that:

(i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Registrant;

(ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Registrant are being made only in accordance with authorizations of management and directors of the Registrant; and

(iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Registrant's assets that could have a material effect on the financial statements.

In evaluating internal controls, management considered the amount of Raines Lenders's financial activities and resources. Raines Lenders has for the past several years, used the services of Landmark Realty Services's accounting department to assist in completing the financial reporting process, but ultimately the principal executive officer and principal financial officer are responsible not only for controls, but also for all other aspects of general ledger, disbursements and receipts, and financial statement preparation. Management assessed the effectiveness of the Registrant's internal control over financial reporting as of December 31, 2007. Management has concluded that the Registrant's internal control over financial reporting was effective as of December 31, 2007.

This Annual Report does not include an attestation report of the Registrant's independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Registrant's independent registered public accounting firm pursuant to temporary rules of the SEC that permit the Registrant to provide only management's report on internal control in this Annual Report.

There were no changes in our internal controls or in other factors that occurred during the fourth quarter of our fiscal year ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect these internal controls over financial reporting.

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

RAINES LENDERS, L.P.
By: 222 Raines, Ltd.
General Partner
DATE: August 29, 2008	By: /s/ Steven D. Ezell
General Partner and Chief Executive Officer
DATE: August 29, 2008	By: /s/ Michael A. Hartley
General Partner and Chief Financial Officer
By: 222 Partners, Inc.
General Partner
DATE: August 29, 2008	By: /s/ Michael A. Hartley
Secretary/Treasurer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

RAINES LENDERS, L.P.
By: 222 Raines, Ltd.
General Partner
DATE: August 29, 2008	By: /s/ Steven D. Ezell
General Partner and Chief Executive Officer
DATE: August 29, 2008	By: /s/ Michael A. Hartley
General Partner and Chief Financial Officer
By: 222 Partners, Inc.
General Partner
DATE: August 29, 2008	By: /s/ Michael A. Hartley
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
31.1

Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Steven D. Ezell, the general partner of 222 Raines, Ltd., the General Partner of Raines Lenders, L.P. on August 29, 2008.

31.2

Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Michael A. Hartley, the general partner of 222 Raines, Ltd., the General Partner of Raines Lenders, L.P. on August 29, 2008.

32

Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Steven D. Ezell, and Michael A. Hartley, the general partners of 222 Raines, Ltd., the General Partner of Raines Lenders, L.P. on August 29, 2008.

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

b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls procedures as of December 31, 2007 based on such evaluation; and

d) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the Registrant's fourth quarter in the case of this report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5.     The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors:

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

RAINES LENDERS, L.P.
By: 222 Raines, Ltd.
General Partner
DATE: August 29, 2008	By:/s/ Steven D. Ezell
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

b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures as of December 31, 2007 based on such evaluation; and

d) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the Registrant's fourth quarter in the case of this report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5.     The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors:

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

RAINES LENDERS, L.P.
By: 222 Raines, Ltd.
General Partner
DATE: August 29, 2008	By:/s/ Michael A. Hartley
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

RAINES LENDERS, L.P.
By: 222 Raines, Ltd.
General Partner
By:/s/ Steven D. Ezell
General Partner and Chief Executive Officer
Date: August 29, 2008	By:/s/ Michael A. Hartley
General Partner and Chief Financial Officer