Form 10KSB/A
period 2007-12-31
RAINES LENDERS L P
filed 2008-09-15
CIK 845399

index

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A

Amendment No. 2

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

Explanatory Note

Raines Lenders, LP (the "Registrant") is filing this Amendment No. 2 on Form 10-KSB/A (this "Amendment") to its Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007, which was filed on March 21, 2008 (the "Original filing") to amend Part II Item 8A(T) to include additional information required by such item and correct the language in certification 31.1 and 31.2.

Except as described above, no other changes have been made to the Origianal filing, and this Amendment No. 2 on Form 10-KSB/A does not amend, update or change the financial statements or any other items or disclosures in the Original filing. This Amendment does not reflect events occurring after the filing of the Original Filing or modify or update those disclosures, including any exhibits to the Original Filing affected by subsequent events. Information not affected by the changes described above is unchanged and reflects the disclosures made at the time of the Original filing. Accordingly, this Amendment No.2 on Form 10-KSB/A should be read in conjunction with our filings made with the Securities and Exchange Commission subsequent to the filing of the Original Filing, including any amendments to those filings.

Item 8A(T). Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered in this report, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our principal executive officer and principal financial officer, who had initially concluded, that as of the end of the period covered by this report, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (2) accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. The Registrant was required to include Management's Report on Internal Control Over Financial Reporting in the December 31, 2007 10-KSB. The Registrant failed to include the required report as part of the original disclosure controls and procedures. In the Form 10-KSB/A No. 1, the Management's Report on Internal Control Over Financial Reporting was included although the principal executive officer and principal financial officer concluded that controls and procedures were effective. This form 10-KSB/A No. 2 restates Form 10-KSB/A No. 1 to state that due to the failure to inlcude the Management's Report on Internal Control Over Financial Reporting in the originally filed Form 10-KSB , the princial exectuve officer and principal financial officer now conclude that disclosure controls and procedures were not effective as of December 31, 2007.

The plan of the principal executive officer and principal financial officer to strengthen the controls and procedures over financial reporting is to monitor changes and modifications in the regulations and guidelines that impact the reporting obligations of the Registrant and respond accordingly.

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

RAINES LENDERS, L.P.
By: 222 Raines, Ltd.
General Partner
DATE: September 15, 2008	By: /s/ Steven D. Ezell
General Partner and Chief Executive Officer
DATE: September 15, 2008	By: /s/ Michael A. Hartley
General Partner and Chief Financial Officer
By: 222 Partners, Inc.
General Partner
DATE: September 15, 2008	By: /s/ Michael A. Hartley
Secretary/Treasurer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

RAINES LENDERS, L.P.
By: 222 Raines, Ltd.
General Partner
DATE: September 15, 2008	By: /s/ Steven D. Ezell
General Partner and Chief Executive Officer
DATE: September 15, 2008	By: /s/ Michael A. Hartley
General Partner and Chief Financial Officer
By: 222 Partners, Inc.
General Partner
DATE: September 15, 2008	By: /s/ Michael A. Hartley
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
31.1

Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Steven D. Ezell, the general partner of 222 Raines, Ltd., the General Partner of Raines Lenders, L.P. on September 15, 2008.

31.2

Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Michael A. Hartley, the general partner of 222 Raines, Ltd., the General Partner of Raines Lenders, L.P. on September 15, 2008.

32

Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Steven D. Ezell, and Michael A. Hartley, the general partners of 222 Raines, Ltd., the General Partner of Raines Lenders, L.P. on September 15, 2008.

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

4.     The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

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

RAINES LENDERS, L.P.
By: 222 Raines, Ltd.
General Partner
DATE: September 15, 2008	By:/s/ Steven D. Ezell
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

4.     The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

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

RAINES LENDERS, L.P.
By: 222 Raines, Ltd.
General Partner
DATE: September 15, 2008	By:/s/ Michael A. Hartley
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

RAINES LENDERS, L.P.
By: 222 Raines, Ltd.
General Partner
By:/s/ Steven D. Ezell
General Partner and Chief Executive Officer
Date: September 15, 2008	By:/s/ Michael A. Hartley
General Partner and Chief Financial Officer