Form 10-Q
period 2008-09-30
RAINES LENDERS L P
filed 2008-11-14
CIK 845399

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the period ending September 30, 2008
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934  during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. .......................Yes X No __

Transitional Small Business Disclosure Format............................................. Yes__ No X

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

☐ Yes ☑ No

PART 1. FINANCIAL INFORMATION

RAINES LENDERS, L.P.
(A Delaware Limited Partnership)

FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 and 2007
(Unaudited)

INDEX

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Balance Sheets as of September 30, 2008 and December 31, 2007
Statements of Operations for the three and nine months ended September 30, 2008 and 2007
Statements of Cash Flows for the nine months ended September 30, 2008 and 2007
Notes to Financial Statements for the nine months ended September 30, 2008 and 2007
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 3 Controls and procedures
PART II. OTHER INFORMATION
Item 6. Exhibits
Signatures

INDEX

Item 1. Financial statements

RAINES LENDERS, L.P.
(A Limited Partnership)
BALANCE SHEETS
(Unaudited)

	September 30, 2008	December 31, 2007

ASSETS
Cash	$260,224	$14,287
Restricted cash	146,313	146,313
Land	1,817,986	1,817,986

Total Assets	$2,224,523	$1,978,586

LIABILITIES AND PARTNERS' EQUITY
Due to affiliate	$570,167	$749,669
Accounts payable	105,438	24,548
Property tax payable	61,597	110,142
Note payable to bank	270,143	300,205

Total Liabilities	1,007,345	1,184,564

Total partners' equity	1,217,178	794,022

Total liabilities and partners' equity	$2,224,523	$1.978,586

See accompanying notes to financial statements.

INDEX

RAINES LENDERS, L.P.
(A Limited Partnership)
STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended		Nine months ended

	September 30,

	2008	2007	2008	2007

Revenue:
Land sales:
Gross proceeds from land sale	$--	$1,000,000	$--	$1,000,000
Cost of land sold	--	(633,233)	--	(633,233)
Closing costs	--	(108,225)	--	(108,225)

Gain on sale	--	258,542	--	258,542

Property tax refund	--	--	643,111	--
Interest earned	--	--	--	--

Total revenues	--	258,542	643,111	258,542

Expenses

State tax expense	1,136	1,460	7,389	4,790
Property tax expense	33,738	37,474	17,774	121,642
Management fees	2,250	2,250	6,978	6,750
Professional fees	52,562	1,305	125,214	46,499
Administration expense	6,473	3,565	8,621	6,488
Interest expense	14,777	22,678	53,980	74,857

Total expenses	110,936	68,732	219,956	261,026

Net (loss) income	$(110,936)	$189,810	$423,155	$(2,484)

Net (loss) income per limited partner unit	$(19.72)	$$33.74	$75.23	$(0.44)
Limited partner units outstanding	5,625	5,625	5,625	5,625

See accompanying notes to financial statements.

INDEX

RAINES LENDERS, L.P.
(A Limited Partnership)
STATEMENTS OF CASH FLOWS
(Unaudited)

	For the nine months ended September 30,

	2008	2007

Cash flows from operating activities:

Net income (loss)	$423,155	$(2,484)
Adjustments to reconcile net loss to net cash from operating activities:
Decrease in due to affiliates	(179,502)	(40,652)
Gain on sale of land and improvements	--	(258,542)
Proceeds from sale of land and improvements	--	891,775
Cost of land improvements	--	(118,710)
Increase (decrease) in accounts payable	80,890	(7,366)
Decrease in property tax payable	(48,544)	(206,816)

Net cash from operating activities	275,999	257,205

Cash flows from financing activities
Payments on note to bank	(30,062)	(214,076)

Net cash from financing activities	(30,062)	(214,076)

Net increase in cash	245,937	43,129
Cash at beginning of period	14,287	2,456

Cash at end of period	$260,224	$45,585

Cash payments - interest	$13,013	$35,665

See accompanying notes to financial statements.

INDEX

RAINES LENDERS, L.P.
(A Limited Partnership)
NOTES TO THE FINANCIAL STATEMENTS
For the Nine months Ended September 30, 2008 and 2007
(Unaudited)

A. ACCOUNTING POLICIES

The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Form 10-K for the year ended December 31, 2007. In the opinion of management such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to summarize fairly the Partnership's financial position and results of operations. The results of operations for the nine-month period ended September 30, 2008 may not be indicative of the results that may be expected for the year ending December 31, 2008.

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

From the Statement of operations	For the nine months ended September 30,

	2008	2007

Management fees	$6,750	$6,750
Accounting fees	10,781	11,138

From the Balance sheet	As of September 30,

	note for liquidity	note for services	accrued interest	Total

Balance at December 31, 2007	$588,000	$10,375	$151,294	$749,669
Increase in payables in 2008		14,532	40,966	55,498
Repayments	(50,000)	(17,750)	(167,250)	(235,000)
				0
Balance at September 30 2008	$538,000	$7,157	$25,010	$570,167

C. COMPREHENSIVE INCOME

During the nine-month periods ended September 30, 2008 and 2007, the Partnership had no components of other comprehensive loss.  Accordingly, comprehensive loss for each of the periods was the same as net loss.

RAINES LENDERS, L.P.
(A Limited Partnership)
NOTES TO THE FINANCIAL STATEMENTS
For the Nine months Ended September 30, 2008 and 2007
(Unaudited)

D. LIQUIDITY

The Partnership has suffered recurring losses from operations. At September 30, 2008, the Partnership had unrestricted cash of $260,224 and liabilities to non-affiliated entities of $437,178. The Partnership owns assets with a net book value of $2,224,523 and has liabilities of $1,007,345. If funds are not sufficient to fund operations in 2008, the General Partner will defer the collection of fees for certain affiliated expenses and will provide advances until cash becomes available.

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

F. NOTE PAYABLE

On September 30, 2008, the Partnership held a term loan to a bank of $270,143 which bears interest at prime rate + .50% with a floor of 4.25% and a ceiling of 21.0% (5.5% at September 30, 2008). The land and improvements held for sale serve as collateral for the loan. The general partners of 222 Raines, Ltd., the Registrant's General Partner, have personally guaranteed the note. The term loan from the bank is due on June 30, 2009. Principal and interest payments are $5,384 per month until June 30, 2009. The aggregate maturities of long-term debt subsequent to September 30, 2008 are $12,487 in 2008 and $257,656 in 2009.

G. PROPERTY TAXES

The Registrant received property tax refunds totalling $643,111 as of September 30, 2008. The Registrant received $369,496 in the second quarter of 2008 and $273,615 in the first quarter of 2008. These refunds were the result of an adjustment to the Registrant's property tax value in March 2008 by Memphis, Tennessee and Shelby County, Tennessee. Revenues related to these refunds were recognized in the periods they were received.

Management revised its accrual for property taxes based on the new property tax value in the first quarter. This resulted in an expense for the nine months ended September 30, 2008 of $17,774.

Item 2. Management's Discussion and Analysis

The Registrant had no land sales during the first nine months of 2008. On September 27, 2007, the Registrant sold 25 acres of graded land for $40,000 per acre. The partnership has 175 acres of land remaining. Operating expenses of the Registrant are comparable with prior quarters except for property taxes. During 2008, the city of Memphis and Shelby county agreed to adjust the property tax values of the property. This adjustment resulted in a refund of property tax of $643,111. The General Partner believes that substantially all property tax refunds have been received and tax appraisals have been resolved although the Partnership is still in discussions with the taxing authorities to finalize the amounts. The decline in property tax expense from 2007 to 2008 is due to this adjustment in property tax values.

Financial Condition and Liquidity

The Partnership has suffered recurring losses from operations. At September 30, 2008, the Partnership had unrestricted cash of $260,224 and liabilities to non-affiliated entities of $437,178. The Partnership owns assets with a net book value of $2,224,523 and has liabilities of $1,007,345. If funds are not sufficient to fund operations in 2008, the General Partner will defer the collection of fees for certain affiliated expenses and will provide advances until cash becomes available.

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

Contractual Obligations and Commitments

At September 30, 2008, the Partnership has no capital lease obligations, operating leases, or unconditional purchase obligations. The Partnership does not enter into derivative transactions. The partnership has a $270,143 term loan from a bank at September 30, 2008. The terms of the note agreement include the interest rate which is prime +.50%, with a floor of 4.25% and a ceiling of 21% (5.5% at September 30, 2008). Principal and interest payments are $5,384 per month until June 30, 2009. The General Partners have personally guaranteed the note. The aggregate maturities of long-term debt subsequent to September 30, 2008 are $12,487 in 2008 and $257,656 in 2009.

At September 30, 2008 and 2007, the Partnership had a cash balance of $146,313 and $139,200 restricted by the City of Memphis to be used to fund property improvements, consisting of road and utility work. This restricted cash secures a letter of credit in the same amount to ensure the required developments are made. The Partnership may also borrow from the General Partner in order to meet cash flow needs and may have amounts payable to the General Partner for management fees or other services. At September 30, 2008, the Partnership had borrowings from the General Partner totaling $570,167. Transactions with the General Partner and affiliates are discussed in Note B to the financial statements.

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

Part II. OTHER INFORMATION

INDEX

Item 6. Exhibits and reports on Form 8-K

(a) Exhibits

Exhibit Number	Description
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Steven D. Ezell, general partner of 222 Raines, Ltd., General Partner of Raines Lenders, L.P. on November 14, 2008.
31.2

Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Michael A. Hartley, general partner of 222 Raines, Ltd., General Partner of Raines Lenders, L.P. on November 14, 2008.

32.1

Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Steven D. Ezell and Michael A. Hartley, general partners of 222 Raines, Ltd., General Partner of Raines Lenders, L.P. on November 14, 2008.

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

    Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures as of September 30, 2008; and

    Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

  The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function);

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

Raines Lenders, L.P.
	By:	222 Raines, Ltd.
Date: November 14, 2008		By:	Steven D. Ezell
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

    Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures as of September 30, 2008; and

    Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

  The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function);

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

Raines Lenders, L.P.
	By:	222 Raines, Ltd.
Date: November 14, 2008		By:	Michael A. Hartley
general partner

exhibit

RAINES LENDERS, L. P.
CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Exhibit 32.1

In connection with the Report of Raines Lenders, L. P. on Form 10-Q for the quarter ended September 30, 2008, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) Information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Raines Lenders, L.P.
	By:	222 Raines, Ltd.
Date: November 14, 2008		By:	Steven D. Ezell
general partner

Date: November 14, 2008	By:	Michael A. Hartley
general partner

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

.	RAINES LENDERS, L.P.
By: 222 RAINES LTD.
General Partner
Date: November 14, 2008	By: /s/ Steven D. Ezell
general partner
By: 222 PARTNERS, INC.
general partner
Date: November 14, 2008	By: /s/ Michael A. Hartley
Vice President