Form 10-K
period 2008-12-31
RAINES LENDERS L P
filed 2009-03-31
CIK 845399

index

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

X	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended
December 31, 2008
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

Units of Limited Partnership Interest

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes____ No__X_

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes _ No_X_

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes	X	No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12-b-2 of the Exchange Act. (Check one):

[ ] Large accelerated filer

[ [ Accelerated filer

[ ] Non-accelerated filer (do not check if a smaller reporting company)

[X] Smaller reporting company

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

Narrative Description of Business

At December 31, 2008, the Registrant was holding approximately 175 acres of partially developed land as discussed in Item 2.

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

PART II

Item 5. Market for Registrants' Units of Limited Partnership Interest and Related Security Holder Matters

There is no established market for the Units, and it is not anticipated that any will exist in the future. On April 3, 1989, the Registrant commenced an offering to the public of 5,625 Units of Limited Partnership Interests at $1,000 per Unit. The offering of $5,625,000 was fully subscribed and closed on December 15, 1989.  As of February 28, 2009, there were 462 holders of record of the Units of Limited Partnership Interests.

There were no distributions made in 2008, or 2007. Other than liquidity constraints, there are no material restrictions upon the Registrant's present or future ability to make distributions in accordance with the provisions of Registrant's Limited Partnership Agreement.

Item 6. Selected Financial Data

Not applicable.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The results of operations for the Registrant vary over the past two years due to several independent activities. During 2008, the Registrant received $643,111 in refunds of property taxes from the City of Memphis and Shelby county. These property tax assessments had been paid in protest and the Registrant had been contesting these tax valuations for many years. These refunds had been recorded as an income item, Property tax refund, in the Fom 10-Q's reported for the quarters ending March 31, 2008, June 30, 2008 and September 30, 2008. At year end, the General Partner reclassifed these refunds as a negative property tax expense in accordance with generally accepted accounting principles. In 2008, property values were reassessed and management revised its accrual for property tax expense based on the new assessments. The adjustment resulted in negative property tax expense of $24,905 for 2008. On September 27, 2007, the Registrant sold 25 acres of graded land for $40,000 per acre, resulting in a gain of $245,493. Other operating expenses are comparable to prior years except for the increase in legal and accounting fees which includes property tax consulting fees related to the refunds of property tax. The decline in interest expense in 2008 over prior years is due to the reductions in principal, and lower interest rates.

Financial Condition and Liquidity

At December 31, 2008, the Partnership had unrestricted cash of $207,919 and liabilities to non-affiliated entities of $390,281. At December 31, 2008, the Partnership owned assets with a carrying value of $2,178,147 and has liabilities of $938,656. If operating funds are not sufficient in 2009, the General Partner will defer the collection of fees for certain affiliated expenses and will provide advances until cash becomes available.

The term loan from a bank totaling $257,721 at December 31, 2008 was renewed on June 30, 2008 extending the maturity to June 30, 2009. All terms of the note agreement remained the same with interest at a rate of prime +.50% (4.25% at March 16, 2009, which is the floor) and principal and interest payments of $5,384 a month.

Critical Accounting Policies

Land and improvements held for sale are reported at the lower of carrying value or estimated fair value less estimated costs to sell (Fair Value). To determine the Fair Value at December 31, 2008, management relied on the value in the appraisal prepared by an independant third party professional. When outside appraisals are not available, management estimates the future discounted net cash flows using a discount rate commensurate with the risk associated with the property. If this land is considered impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the Fair Value.

Contractual Obligations and Commitments

At December 31, 2008, the Partnership has no capital lease obligations, operating leases, or unconditional purchase obligations. The Partnership does not enter into derivative transactions. The term loan from a bank totaling $257,721 at December 31, 2008 was renewed on June 30, 2008 extending the maturity to June 30, 2009. All terms of the note agreement remained the same with interest at a rate of prime +.50% (4.25% at March 16, 2009, which is the floor) and principal and interest payments of $5,384 a month. Steven D. Ezell and Michael A. Hartley, partners of the General Partner 222 Raines, Ltd., have personally guaranteed the note. The aggregate maturities of long-term debt subsequent to December 31, 2008 are $257,721 in 2009.

At December 31, 2008 and 2007, the Partnership had a cash balance of $152,242, and $ 146,313, respectively, restricted by the City of Memphis to be used to fund property improvements, consisting of road and utility work. This restricted cash secures a letter of credit in the same amount to ensure the required developments are made. The Partnership may also borrow from the General Partner in order to meet cash flow needs and may have amounts payable to the General Partner for management fees or other services. At December 31, 2008, the Partnership had borrowings from the General Partner totaling $548,375. These loans bear interest at a rate of 9% at December 31, 2008 and 10% at December 31, 2007. Transactions with the General Partner and affiliates are discussed in Note 2 to the financial statements.

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

Adoption of New Accounting Standards:

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements (FAS 157). This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This Statement establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset. The standard was effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued Staff Position (FSP) 157-2, Effective Date of FASB Statement No. 157. This FSP delays the effective date of FAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The impact of adoption was not material.

In October 2008, the FASB issued Staff Position (FSP) 157-3, Determining the Fair Value of a Financial Asset when the Market for That Asset Is Not Active. This FSP clarifies the application of FAS 157 in a market that is not active. The impact of adoption was not material.

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. The standard provides companies with an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The new standard was effective for the Partnership on January 1, 2008. The Company did not elect the fair value option for any financial assets or financial liabilities as of January 1, 2008.

Effect of Newly Issued But Not Yet Effective Accounting Standards:

In December 2007, the FASB issued FAS No. 141 (revised 2007), Business Combinations ("FAS 141(R)"), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination.  FAS No. 141(R) is effective for fiscal years beginning on or after December 15, 2008.  Earlier adoption is prohibited.  The adoption of this standard did not have a material effect on the Partnership's results of operations or financial position.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51" ("SFAS No. 160"), which will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity within the consolidated balance sheets. FAS No. 160 is effective as of the beginning of the first fiscal year beginning on or after December 15, 2008.  Earlier adoption is prohibited. The adoption of FAS No. 160 did not have a significant impact on its results of operations or financial position.

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133". FAS No. 161 amends and expands the disclosure requirements of SFAS No. 133 for derivative instruments and hedging activities. FAS No. 161 requires qualitative disclosure about objectives and strategies for using derivative and hedging instruments, quantitative disclosures about fair value amounts of the instruments and gains and losses on such instruments, as well as disclosures about credit-risk features in derivative agreements. FAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The adoption of this standard did not have a material effect on the Partnership's results of operations or financial position.

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

Report of Independent Registered Public Accounting Firm

The Partners

Raines Lenders, L.P.:

We have audited the accompanying balance sheets of Raines Lenders, L.P. (a limited partnership) as of December 31, 2008 and 2007, and the related statements of operations, partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Raines Lenders, L.P. at December 31, 2008 and 2007, and the results of its operations and its cash flows for the years then ended, in conformity with U. S. generally accepted accounting principles.

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

Crowe Horwath, LLP

Brentwood, Tennessee

March 27, 2009

index

RAINES LENDERS, L.P.

(A Limited Partnership)

Balance Sheets

December 31, 2008 and 2007

	December 31,

	2008	2007

Assets

Cash	$207,919	$$14,287
Restricted cash	152,242	146,313
Land	1,817,986	1,817,986

Total Assets	$2,178,147	1,978,586

Liabilities and partners' equity

Note payable to bank	$257,721	$300,205
Propery tax payable	19,047	110,142
Due to affiliate	548,375	749,669
Accounts payable	113,513	24,548

Total Liabilities	938,656	1,184,564
Partners' equity:
Partners' equity:
Limited partners, 5,625 units outstanding	1,239,491	794,022

Total liabilities and partners' equity	$2,178,147	$1,978,586

See accompanying notes to financial statements.

index

RAINES LENDERS, L.P.

(A Limited Partnership)

Statements of Operations

Years ended December 31, 2008 and 2007

		For the year ended December 31,

		2008	2007

Revenues
Gross proceeds	$		$1,000,000
Cost of land sold			(633,233)
Closing costs			(121,274)

Gain on sale of land		--	245,493

Interest earned		11,271	7,113

Total Revenues		11,271	252,606

Expenses
Management and mortgage servicing fees		9,000	9,000
Legal and accounting fees		131,650	44,495
General and administrative		11,550	10,750
Land maintenance expenses		2,970	--
Interest expense		70,123	102,895
State taxes		8,525	4,790
Property tax expense		(24,905)	189,083
Property tax refund		(643,111)
Architect and engineering fees		--	10,097

Total Expenses		(434,198)	371,110

Net income (loss)		$445,469	$(118,504)

Comprehensive income (loss)		445,469	(118,504)

Net income (loss) allocated to:
General Partner		--	--
Limited Partners		445,469	(118,504)

Net income (loss) per limited partner unit		$79.19	$(21.07)

Weighted average units outstanding		5,625	5,625

See accompanying notes to financial statements.

index

RAINES LENDERS, L.P.

(A Limited Partnership)

Statements of Partners' Equity

Years ended December 31, 2008 and 2007

		Limited Partners	General Partner	Total
	Units	Amounts	Amounts	Amounts
Balance at January 1, 2007	5,625	$912,526	--	$912,526
Net loss		(118,504)	--	(118,504)

Balance at December 31, 2007	5,625	794,022	--	794,022
Net Income		445,469	--	445,469

Balance at December 31, 2008	5,625	$1,239,491	--	$1,239,491

See accompanying notes to financial statements.

index

RAINES LENDERS, L.P.

(A Limited Partnership)

Statements of Cash Flows

Years ended December 31, 2008 and 2007

	For the year ended December 31,

	2008	2007

Cash flows from operating activities:

Net income/(loss)	$445,469	$(118,504)
Adjustments to reconcile net loss to net cash used in operating activities:

Gain on sale of land		(245,493)
Proceeds from sale of land and improvements		878,726
Impairment charge on land held for sale		--
Increase in accounts payable	88,965	5,682
Increase in restricted cash	(5,929)	(7,113)
Decrease in property taxes payable	(91,095)	(139,375)

Net cash provided by operating activities	437,410	373,923

Cash flows from financing activities
Decrease in due to affiliate	(201,294)	(19,233)
Repayments of note payable to bank	(42,484)	(224,150)

Net cash provided by financing activities	(243,778)	(243,383)

Net cash used in investing activities

Cost of land improvements		(118,709)

Net increase in cash	193,632	11,831

Cash at beginning of period	14,287	2,456
Cash at end of period	$207,919	$14,287

Supplemental disclosures
Cash paid for interest	70,123	36,594
Cash paid for taxes	3,980	4,790

See accompanying notes to financial statements.

index

RAINES LENDERS, L.P.
(A Limited Partnership)
Notes to Financial Statements
December 31, 2008 and 2007

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
December 31, 2008 and 2007

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

    Cumulative unpaid preferred returns are $9,672,759 and $8,997,759 at December 31, 2008 and 2007, respectively.

    Comprehensive Income

    Comprehensive income is defined as the change in equity of a business enterprise during a period associated with transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. During the years ended December 31, 2008 and 2007, the Partnership had no components of other comprehensive income(loss). Accordingly, comprehensive income(loss) for each of the years was the same as net income(loss).

    Land and Improvements Held for Sale

At December 31, 2008, land and improvements held for sale included approximately 175 acres of partially developed land on Raines Road in Memphis, Tennessee, adjacent to the Memphis International Airport. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Land and improvements held for sale are reported at the lower of the carrying value or estimated fair value less estimated costs to sell (Fair Value).

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

RAINES LENDERS, L.P.
(A Limited Partnership)
Notes to Financial Statements
December 31, 2008 and 2007

  Summary of Significant Accounting Policies (continued)

  Adoption of New Accounting Standards:

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements (FAS 157). This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This Statement establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset. The standard was effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued Staff Position (FSP) 157-2, Effective Date of FASB Statement No. 157. This FSP delays the effective date of FAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The impact of adoption was not material.

In October 2008, the FASB issued Staff Position (FSP) 157-3, Determining the Fair Value of a Financial Asset when the Market for That Asset Is Not Active. This FSP clarifies the application of FAS 157 in a market that is not active. The impact of adoption was not material.

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. The standard provides companies with an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The new standard was effective for the Partnership on January 1, 2008. The Company did not elect the fair value option for any financial assets or financial liabilities as of January 1, 2008.

Effect of Newly Issued But Not Yet Effective Accounting Standards:

In December 2007, the FASB issued FAS No. 141 (revised 2007), Business Combinations ("FAS 141(R)"), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination.  FAS No. 141(R) is effective for fiscal years beginning on or after December 15, 2008.  Earlier adoption is prohibited.  The adoption of this standard did not have a material effect on the Partnership's results of operations or financial position.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51" ("SFAS No. 160"), which will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity within the consolidated balance sheets. FAS No. 160 is effective as of the beginning of the first fiscal year beginning on or after December 15, 2008.  Earlier adoption is prohibited. The adoption of FAS No. 160 did not have a significant impact on its results of operations or financial position.

RAINES LENDERS, L.P. (A Limited Partnership) Notes to Financial Statements December 31, 2008 and 2007

  Summary of Significant Accounting Policies (continued)

Effect of Newly Issued But Not Yet Effective Accounting Standards (continued):

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133". FAS No. 161 amends and expands the disclosure requirements of SFAS No. 133 for derivative instruments and hedging activities. FAS No. 161 requires qualitative disclosure about objectives and strategies for using derivative and hedging instruments, quantitative disclosures about fair value amounts of the instruments and gains and losses on such instruments, as well as disclosures about credit-risk features in derivative agreements. FAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The adoption of this standard did not have a material effect on the Partnership's results of operations or financial position.

  Related Party Transactions

The General Partner and its affiliates have been actively involved in managing the Partnership. Affiliates of the General Partner receive fees for performing certain services. Expenses incurred for these services are disclosed below. The Registrant has loans from affiliates of the general partners. The loans are funds transferred to provide liquidity, for the accrual of payments of services provided and for interest accrued on these notes. These loans are documented with notes that bear interest at a rate of 9% at December 31, 2008 and 10% at December 31, 2007 and are payable on demand.

,	For the year ending December 31
Statement of operations	2008	2007

Management fees	$9,000	$9,000
Accounting fees	12,875	13,732

Balance sheet
	note for liquidity	accrued interest	note for services	total
Balance at January 1, 2007	$663,000	95,527	10,375	768,902
new loans	71,000	66,300	19,375	156,675
Repayments	(146,000)	(10,533)	(19,375)	(175,908)

Balance at December 31, 2007	588,000	151,294	10,375	749,669
new loans		53,380	19,375	72,755
Repayments	(50,000)	(204,674)	(19,375)	(274,049)

Balance at December 31, 2008	$538,000	0	10,375	548,375

RAINES LENDERS, L.P. (A Limited Partnership) Notes to Financial Statements December 31, 2008 and 2007
  Restricted Cash

  At December 31, 2008 and 2007, the Partnership had a cash balance of $152,242 and $146,313, respectively, restricted by the City of Memphis to be used to fund property improvements, consisting of road and utility work. This restricted cash secures a letter of credit in the same amount to ensure the required developments are made.

  Land and Improvements Held for Sale

  Land and improvements held for sale at December 31, 2008 and 2007 were $1,817,986. The Partnership held approximately 175 acres at December 31, 2008 and 2007. The aggregate cost for federal income tax purposes of land and improvements held for sale was $ 4,358,929 at December 31, 2008 and 2007.

  Management Plans

  The Partnership has suffered recurring losses from operations and has a net working capital deficiency at December 31, 2008 that raises substantial doubt about its ability to continue as a going concern. At December 31, 2008, the Partnership had unrestricted cash of $207,919 and liabilities to non-affiliated entities of $390,281. At December 31, 2008, the Partnership owned assets with a carrying value of $2,178,147 and has liabilities of $938,656. If funds are not sufficient in 2009, the General Partner will defer the collection of fees for certain affiliated expenses and will provide advances until cash becomes available. Upon maturity of the Note payable to the bank, management intends to renew the note with the current bank, seek financing from another financial institution or affiliate of the General Partner, or retire the note with land sale proceeds, as available.

  Note Payable

On December 31, 2008, the Partnership held a term loan to a bank of $257,721 which bears interest at prime rate + .50% with a floor of 4.25% and a ceiling of 21.0% (4.25% at December 31, 2008). The land and improvements held for sale serve as collateral for the loan. The general partners of 222 Raines, Ltd., the Registrant's General Partner, have personally guaranteed the note. The term loan from the bank was renewed on June 30, 2008 extending the maturity to June 30, 2009. The terms of the note agreement remained the same. The interest rate at March 16, 2009 is 4.25%. Principal and interest payments are $5,384 a month. The aggregate maturities of long-term debt subsequent to December 31, 2008 are $257,721 in 2009.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

None

Item 9A(T). Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered in this report, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our principal executive officer and principal financial officer, who that as of the end of the period covered by this report, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (2) accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

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

In evaluating internal controls, management considered the amount of Raines Lenders's financial activities and resources. Raines Lenders has for the past several years, used the services of Landmark Realty Services's accounting department to assist in completing the financial reporting process, but ultimately the principal executive officer and principal financial officer are responsible not only for controls, but also for all other aspects of general ledger, disbursements and receipts, and financial statement preparation. Management assessed the effectiveness of the Registrant's internal control over financial reporting as of December 31, 2008. Management has concluded that the Registrant's internal control over financial reporting was effective as of December 31, 2008.

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

There were no changes in our internal controls or in other factors that occurred during the fourth quarter of our fiscal year ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect these internal controls over financial reporting.

Item 9(b). Other Information

None

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

The General Partners of 222 Raines, Ltd. are as follows:

Steven D. Ezell

Steven D. Ezell, age 56, is a General Partner of 222 Raines, Ltd. He is the President and sole shareholder of 222 Partners, Inc. He has been an officer of 222 Partners, Inc. from September 17, 1986 through the current period. Mr. Ezell is President and 50% owner of Landmark Realty Services Corporation. For the prior four years, Mr. Ezell was involved in property acquisitions for Dean Witter Realty Inc. in New York City, most recently as Senior Vice President.

Michael A. Hartley

Michael A. Hartley, age 49, is Secretary/Treasurer and a Vice President of 222 Partners, Inc. He has been an officer of 222 Partners, Inc. from September 17, 1986 through the current period. Mr. Hartley is Vice President and 50% owner of Landmark Realty Services Corporation. Prior to joining Landmark in 1986, Mr. Hartley was Vice President of Dean Witter Realty Inc., a New York- based real estate investment firm.

222 Partners Inc.

222 Partners, Inc. was formed in September 1986 and serves as General Partner for several other real estate investment limited partnerships. The directors of 222 Partners, Inc. are Steven D. Ezell and Michael A. Hartley.

Item 11. Executive Compensation

During 2008, Registrant was not required to and did not pay remuneration to any executives, partners of the General Partner or any affiliates, except as set forth in Item 13 of this report, "Certain Relationships and Related Transactions."
The General Partner does participate in the Profits, Losses and Distributions of the Registrant as set forth in the Partnership Agreement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Security Holder Matters

As of February 28, 2009, no person or "group" (as that term is used in Section 3(d) (3) of the Securities Exchange Act of 1934) was known by the Registrant to beneficially own more than five percent of the Units of Registrant.

As of the above date, the Registrant knew of no officers or directors of 222 Partners, Inc. that beneficially owned any of the units of the Registrant.

There are no arrangements known by the Registrant, the operation of which may, at a subsequent date, result in a change in control of the Registrant.

Item 13. Certain Relationships and Related Transactions

During 2008, no affiliated entities have earned compensation for services from the Registrant in excess of $60,000. For a listing of all miscellaneous transactions with affiliates refer to Note 2 to the Financial Statements in Item 7.

Item 14. Principal Accountant Fees and Services

Audit Related Fees

Our principal accountants billed us an aggregate of $26,869 and $22,000 in fees and expenses for professional services rendered in connection with the audits of our financial statements for the calendar years ended December 31, 2008 and 2007, respectively, and reviews of the financial statements included in our quarterly reports on Form 10Q during such calendar year.

Our principal accountants did not bill us any additional fees that are not disclosed under audit fees in each of the last two calendar years for assurance and related services that are reasonably related to the performance of our audit or review of our financial statements.

Tax Fees

No tax fees were paid to our principal accountants for tax compliance, tax advice and tax planning during calendar years ended December 31, 2008 and 2007.

All Other Fees

No other fees were paid to our principal accountants during calendar years ended December 31, 2008 and 2007 for products and services other than those products and services described above.

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
31.1

Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Steven D. Ezell, the general partner of 222 Raines, Ltd., the General Partner of Raines Lenders, L.P. on March 31, 2009.

31.2

Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Michael A. Hartley, the general partner of 222 Raines, Ltd., the General Partner of Raines Lenders, L.P. on March 31, 2009.

32

Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Steven D. Ezell, and Michael A. Hartley, the general partners of 222 Raines, Ltd., the General Partner of Raines Lenders, L.P. on March 31, 2009.

(b)		No reports on Form 8-K have been filed during the last quarter of 2008.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RAINES LENDERS, L.P.
By: 222 Raines, Ltd.
General Partner
DATE: March 31, 2009	By: /s/ Steven D. Ezell
General Partner and Chief Executive Officer
DATE: March 31, 2009	By: /s/ Michael A. Hartley
General Partner and Chief Financial Officer
By: 222 Partners, Inc.
General Partner
DATE: March 31, 2009	By: /s/ Michael A. Hartley
Secretary/Treasurer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

RAINES LENDERS, L.P.
By: 222 Raines, Ltd.
General Partner
DATE: March 31, 2009	By: /s/ Steven D. Ezell
General Partner and Chief Executive Officer
DATE: March 31, 2009	By: /s/ Michael A. Hartley
General Partner and Chief Financial Officer
By: 222 Partners, Inc.
General Partner
DATE: March 31, 2009	By: /s/ Michael A. Hartley
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
31.1

Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Steven D. Ezell, the general partner of 222 Raines, Ltd., the General Partner of Raines Lenders, L.P. on March 31, 2009.

31.2

Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Michael A. Hartley, the general partner of 222 Raines, Ltd., the General Partner of Raines Lenders, L.P. on March 31, 2009.

32

Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Steven D. Ezell, and Michael A. Hartley, the general partners of 222 Raines, Ltd., the General Partner of Raines Lenders, L.P. on March 31, 2009.

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

c) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls procedures as of December 31, 2008 based on such evaluation; and

d) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the Registrant's fourth quarter in the case of this report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5.     The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors:

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

RAINES LENDERS, L.P.
By: 222 Raines, Ltd.
General Partner
DATE: March 31, 2009	By:/s/ Steven D. Ezell
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

c) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls procedures as of December 31, 2008 based on such evaluation; and

d) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the Registrant's fourth quarter in the case of this report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5.     The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors:

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

RAINES LENDERS, L.P.
By: 222 Raines, Ltd.
General Partner
DATE: March 31, 2009	By:/s/ Michael A. Hartley
General Partner and Chief Financial Officer

Index2

EXHIBIT 32

SECTION 1350 CERTIFICATIONS

To my knowledge, this Report on Form 10-K for the year ended December 31, 2008, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and the information contained in this Report fairly presents, in all material respects, the financial condition and results of operations of Raines Lenders, L.P.

RAINES LENDERS, L.P.
By: 222 Raines, Ltd.
General Partner
By:/s/ Steven D. Ezell
General Partner and Chief Executive Officer
Date: March 31, 2009	By:/s/ Michael A. Hartley
General Partner and Chief Financial Officer