Form 10-Q/A
period 2008-03-31
RAINES LENDERS L P
filed 2009-05-01
CIK 845399

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

☐ Yes ☑ No

EXPLANATORY NOTE

We are filing this Amendment No.1 on Form 10-Q/A to Raines Lender LP. Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 in response to comments received from the Securities and Exchange Commission's staff pursuant to its review of our Form 10-Q. We have amended our Form 10-Q for the quarter ended March 31, 2008 to i) modify the language in Item 4 - Controls and Procedures to state that the Company's disclosure controls and procedures were not effective as of the end of the period covered by the report and ii) to correct the wording in the certifications 31.1 and 31.2. Except as set forth in this Amendment No. 1 on Form 10-Q/A, the other Items in the Initial Filing remain unchanged. This Amendment No. 1 continues to reflect circumstances as of the date of the initial filing and the Company has not updated the disclosures contained therein to reflect events that occurred at a later date.

PART 1. FINANCIAL INFORMATION

RAINES LENDERS, L.P.
(A Delaware Limited Partnership)

FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2008 and 2007
(Unaudited)

INDEX

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Balance Sheets as of March 31, 2008 and December 31, 2007
Statements of Operations for the three months ended March 31, 2008 and 2007
Statements of Cash Flows for the three months ended March 31, 2008 and 2007
Notes to Financial Statements for the three months ended March 31, 2008 and 2007
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 4 Controls and procedures
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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations for the Quarter Ended March 31, 2008.

The Registrant had no land sales during the first three months of 2008 or 2007. Operating expenses of the Registrant are comparable with prior quarters except for property taxes. During the first quarter of 2008, the city of Memphis and Shelby county agreed to adjust the property tax values of the property. This adjustment resulted in a refund of property tax of $273,615. Approximately $260,000 in refunds was received subsequent to March 31, 2008. The General Partner believes that substantially all property tax refunds have been received and tax appraisals have been resolved although the Partnership is still in discussions with the taxing authorities to finalize the amounts. Management revised its estimate of property taxes payable at March 31, 2008 resulting in a negative property tax expense of $34,741 for the first quarter of 2008.

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

Item 4. Controls and Procedures

The Registrant maintains "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Act of 1934, as amended (the "Exchange Act"), that are designed to ensure that information required to be disclosed by the Registrant in reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management including the Registrant's principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. The General Partners' of the Registrant have designed the Registrant's disclosure controls and procedures. After receiving comments from the Securities and Exchange Commission, the General Partners' of the Registrant evaluated the disclosure controls and procedures. The General Partners's assessment was based on the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The General Partners' recognize that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable assurance of achieving the desired control objectives, and the Registrant necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The General Partners', including its principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by the report, and concluded that the disclosure controls and procedures were not effective, as the comments from the Securities and Exchange Commission revealed disclosure omissions. The General Partners' intend to remediate the disclosure control deficiencies in the future by providing better training for the accounting staff.

There have been no significant changes in the Registrant's internal controls over financial reporting during the fiscal quarter or in other factors that could significantly affect, or are reasonably likely to materially effect, internal control over financial reporting.

Part II. OTHER INFORMATION

INDEX

Item 6. Exhibits and reports on Form 8-K
(a) Exhibits

Exhibit Number	Description
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Steven D. Ezell, general partner of 222 Raines, Ltd., General Partner of Raines Lenders, L.P. on April 29, 2009.
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Michael A. Hartley, general partner of 222 Raines, Ltd., General Partner of Raines Lenders, L.P. on April 29, 2009.
32.1

Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Steven D. Ezell and Michael A. Hartley, general partners of 222 Raines, Ltd., General Partner of Raines Lenders, L.P. on April 29, 2009.

(b) The Registrant has not filed a Form 8-K during the three-month period ending March 31, 2008.

exhibit

RAINES LENDERS, L. P.
CERTIFICATION PURSUANT TO
SECTION 302 OF
THE SARBANES-OXLEY ACT OF 2002
CERTIFICATE OF CHIEF EXECUTIVE OFFICER
Exhibit 31.1

I, Steven D. Ezell, certify that:

1. I have reviewed this quarterly report on Form 10-Q/A of Raines Lenders, L.P;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Raines Lenders, L.P.
	By:	222 Raines, Ltd.
Date: April 29, 2009		By:	Steven D. Ezell
general partner

Exhibit

RAINES LENDERS, L. P.

CERTIFICATION PURSUANT TO
SECTION 302 OF
THE SARBANES-OXLEY ACT OF 2002
CERTIFICATE OF CHIEF FINANCIAL OFFICER
Exhibit 31.2

I, Michael A. Hartley, certify that:

1. I have reviewed this quarterly report on Form 10-Q/A of Raines Lenders, L.P;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Raines Lenders, L.P.
	By:	222 Raines, Ltd.
Date: April 29, 2009		By:	Michael A. Hartley
general partner

exhibit

RAINES LENDERS, L. P.
CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Exhibit 32.1

In connection with the Report of Raines Lenders, L. P. on Form 10-Q for the quarter ended March 31, 2008, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) Information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Raines Lenders, L.P.
	By:	222 Raines, Ltd.
Date: April 29, 2009		By:	Steven D. Ezell
general partner

Date: April 29, 2009	By:	Michael A. Hartley
general partner

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

.	RAINES LENDERS, L.P.
By: 222 RAINES LTD.
General Partner
Date: April 29, 2009	By: /s/ Steven D. Ezell
general partner
By: 222 PARTNERS, INC.
general partner
Date: April 29, 2009	By: /s/ Michael A. Hartley
Vice President