Form 10-Q/A
period 2008-09-30
RAINES LENDERS L P
filed 2009-05-01
CIK 845399

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

☐ Yes ☑ No

EXPLANATORY NOTE

We are filing this Amendment No.1 on Form 10-Q/A to Raines Lender LP. Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 in response to comments received from the Securities and Exchange Commission's staff pursuant to its review of our Form 10-Q. We have amended our Form 10-Q for the quarter ended September 30, 2008 to i) modify the language in Item 4 - Controls and Procedures to state that the Company's disclosure controls and procedures were not effective as of the end of the period covered by the report and ii) to correct the wording in the certifications 31.1 and 31.2. Except as set forth in this Amendment No. 1 on Form 10-Q/A, the other Items in the Initial Filing remain unchanged. This Amendment No. 1 continues to reflect circumstances as of the date of the initial filing and the Company has not updated the disclosures contained therein to reflect events that occurred at a later date.

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

(b) The Registrant has not filed a Form 8-K during the nine-month period ending September 30, 2008.

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
CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Exhibit 32.1

In connection with the Report of Raines Lenders, L. P. on Form 10-Q/A for the quarter ended September 30, 2008, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that:

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