Form 10-Q
period 2009-03-31
RAINES LENDERS L P
filed 2009-05-15
CIK 845399

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Amendment No. 1)

(Mark One)
[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the period ending March 31, 2009
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

☐ Yes ☑ No

PART 1. FINANCIAL INFORMATION

RAINES LENDERS, L.P.
(A Delaware Limited Partnership)

FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 and 2008
(Unaudited)

INDEX

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Balance Sheets as of March 31, 2009 and December 31, 2008
Statements of Operations for the three months ended March 31, 2009 and 2008
Statements of Cash Flows for the three months ended March 31, 2009 and 2008
Notes to Financial Statements for the three months ended March 31, 2009 and 2008
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 4 Controls and procedures
PART II. OTHER INFORMATION
Item 6. Exhibits
Signatures

RAINES LENDERS, L.P.
(A Limited Partnership)
BALANCE SHEETS
(Unaudited)

	March 31, 2009	December 31, 2008

ASSETS
Cash	$152,791	$207,919
Restricted cash	152,242	152,242
Land	1,817,986	1,817,986
Loan costs	4,025	-

Total Assets	$2,127,044	$2,178,147

LIABILITIES AND PARTNERS' EQUITY

Due to affiliate	$565,415	$548,375
Accounts Payable	114,648	113,513
Property tax payable	1,504	19,047
Note payable to bank	243,701	257,721

Total Liabilities	925,268	938,656

:
Total partners' equity	1,201,776	1,239,491

Total liabilities and partners' equity	$2,127,044	$2,178,147

See accompanying notes to financial statements.

RAINES LENDERS, L.P.
(A Limited Partnership)
STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended March 31,

Revenue:	2009	2008

Total revenues	$-	$-

Expenses

State tax expense	1,136	$5,016
Property tax expense	13,740	(308,356)
Management fees	2,250	2,250
Professional fees	4,094	43,816
Administration expenses	2,167	989
Interest expense	14,328	21,722

Total expenses	37,715	(234,563)

Net (loss) income	$(37,715)	$234,563

Net (loss) income per limited partner unit	($6.70)	$41.70
Limited partner units outstanding	5,625	5,625

See accompanying notes to financial statements.

RAINES LENDERS, L.P.
(A Limited Partnership)
STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended March 31,

	2009	2008

Cash flows from operating activities:
Net (loss) income	$(37,715)	$234,563
Adjustments to reconcile net (loss) income to net cash from operating activities:

Increase/(decrease) in due to affiliates	17,040	(195,831)
Increase in accounts payable	1,135	23,629
Decrease in property taxes payable	(17,543)	(51,134)
Increase in loan costs	(4,025)

Net cash from operating activities	(41,108)	11,227

Cash flows from financing activities
Repayments of note payable to bank	(14,020)	(11,006)

Net cash from financing activities	(14,020)	(11,006)

Net (decrease)/increase in cash	(55,128)	221
Cash at beginning of period	207,919	14,287

Cash at end of period	$152,791	$14,508

See accompanying notes to financial statements.

RAINES LENDERS, L.P.
(A Limited Partnership)
NOTES TO THE FINANCIAL STATEMENTS
For the Three months Ended March 31, 2009 and 2008
(Unaudited)

A. ACCOUNTING POLICIES

The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Form 10-K for the year ended December 31, 2008. In the opinion of management such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to summarize fairly the Partnership's financial position and results of operations. The results of operations for the three-month period ended March 31, 2009 may not be indicative of the results that may be expected for the year ending December 31, 2009.

B. RELATED PARTY TRANSACTIONS

The General Partner and its affiliates have been actively involved in managing the Partnership. Affiliates of the General Partner receive fees for performing certain services. Expenses incurred for these services are disclosed below. The Registrant has loans from affiliates of the general partners. The loans are funds transferred to provide liquidity, for the accrual of payments of services provided and for interest accrued on these notes. These loans are documented with notes that bear interest at a rate of 9% and are payable on demand.

		For the three months ended March 31,
Statement of operations		2009	2008

Management fees		$2,250	$2,250
Accounting fees		2,594	2,594

Balance sheet	Note for liquidity	Note for services	Accrued interest	Total

Balance at December 31, 2008	$538,000	$10,375	$	548,375
Additional loans made in 2009		4,844	12,196	17,040
Repayments		-

Balance at March 31, 2009	$538,000	$15,219	$12,196	565,415

C. COMPREHENSIVE INCOME (LOSS)

During the three-month periods ended March 31, 2009 and 2008, the Partnership had no components of other comprehensive income (loss).  Accordingly, comprehensive income (loss) for each of the periods was the same as net income (loss).

RAINES LENDERS, L.P.
(A Limited Partnership)
NOTES TO THE FINANCIAL STATEMENTS
For the Three months Ended March 31, 2009 and 2008
(Unaudited)

D. LIQUIDITY

The Partnership has suffered recurring losses from operations. At March 31, 2009, the Partnership had unrestricted cash of $152,791 and liabilities to non-affiliated entities of $359,853. The cash is insufficient to fund ongoing operations. The Partnership owns assets with a net book value of $2,127,044 and has liabilities of $925,268. If funds are not sufficient to fund operations in 2009, the General Partner will defer the collection of fees for certain affiliated expenses and will provide advances until cash becomes available.

E. IMPAIRMENT

Land and improvements held for sale are reported at the lower of the carrying value or estimated fair value less estimated costs to sell (Fair Value). To determine the Fair Value, management relied on the value in an appraisal prepared by an independent third party professional. When outside appraisals are not available, management estimates the future discounted net cash flows using a discount rate commensurate with the risk associated with the property. If this land is considered impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the estimated Fair Value.

F. NOTE PAYABLE

On March 31, 2009, the Partnership held a term loan to a bank of $243,701 which bears interest at prime rate + .50% with a floor of 4.25% and a ceiling of 21.0% (4.25% at March 31, 2009). The 175 acres of land and improvements held for sale serve as collateral for the loan. The general partners of 222 Raines, Ltd., the Registrant's General Partner, have personally guaranteed the note. The term loan from the bank is due on June 30, 2009. Principal and interest payments are $5,384 per month until June 30, 2009. The aggregate maturities of long-term debt subsequent to March 31, 2009 are $243,701 in 2009.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations for the Quarter Ended March 31, 2009.

The Registrant had no land sales during the first three months of 2009 or 2008. Operating expenses of the Registrant are comparable with prior quarters except for property taxes. During the first quarter of 2008, the city of Memphis and Shelby county agreed to adjust the property tax values of the property. This adjustment resulted in a refund of property tax of $273,615. $369,496 in refunds were received subsequent to March 31, 2008. Additional refunds were expected for the 2008 tax year, and these amounts were considered in the property tax accrual for March 31, 2008.. Management revised its estimate of property taxes payable at March 31, 2008 resulting in a negative property tax expense of $34,741. This revision in combination with the $273,615 of property tax refunds results in a negative property tax expense of $308,356 for the first quarter of 2008. For 2009, management accrues property taxes based on the property tax values revised in 2008.

Financial Condition and Liquidity

The Partnership has suffered recurring losses from operations. At March 31, 2009, the Partnership had unrestricted cash of $152,791 and liabilities to non-affiliated entities of $359,853. The cash is insufficient to fund ongoing operations. The Partnership owns assets with a net book value of $2,127,044 and has liabilities of $925,268. If funds are not sufficient to fund operations in 2009, the General Partner will defer the collection of fees for certain affiliated expenses and will provide advances until cash becomes available.

Critical Accounting Policies

Land and improvements held for sale are reported at the lower of the carrying value or estimated fair value less estimated costs to sell (Fair Value). To determine the Fair Value, management relied on the value in an appraisal prepared by an independent third party professional. When outside appraisals are not available, management estimates the future discounted net cash flows using a discount rate commensurate with the risk associated with the property. . If this land is considered impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the estimated Fair Value.

Contractual Obligations and Commitments

At March 31, 2009, the Partnership has no capital lease obligations, operating leases, or unconditional purchase obligations. The Partnership does not enter into derivative transactions. The partnership has a $243,701 term loan from a bank at March 31, 2009. The terms of the note agreement include the interest rate which is prime +.50%, with a floor of 4.25% and a ceiling of 21% (4.25 at March 31, 2009). Principal and interest payments are $5,384 per month until June 30, 2009. The General Partners have personally guaranteed the note. The aggregate maturities of long-term debt are $243,701 in 2009.

At March 31, 2009 and 2008, the Partnership had a cash balance of $ 152,242 restricted by the City of Memphis to be used to fund property improvements, consisting of road and utility work. This restricted cash secures a letter of credit in the same amount to ensure the required developments are made. The Partnership may also borrow from the General Partner in order to meet cash flow needs and may have amounts payable to the General Partner for management fees or other services. At March 31, 2009, the Partnership had borrowings from the General Partner totaling $565,415. Transactions with the General Partner and affiliates are discussed in Note B to the financial statements.

Item 4. Controls and Procedures

The Registrant maintains "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Act of 1934, as amended (the "Exchange Act"), that are designed to ensure that information required to be disclosed by the Registrant in reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management including the Registrant's principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. The General Partners' of the Registrant have designed the Registrant's disclosure controls and procedures. The General Partners' of the Registrant evaluated the disclosure controls and procedures. The General Partners's assessment was based on the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The General Partners' recognize that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable assurance of achieving the desired control objectives, and the Registrant necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The General Partners', including its principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by the report, and concluded that the disclosure controls and procedures were effective. The General Partners continue to strengthen the disclosure controls in the future through training for the accounting staff.

There have been no significant changes in the Registrant's internal controls over financial reporting during the fiscal quarter or in other factors that could significantly affect, or are reasonably likely to materially effect, internal control over financial reporting.

Part II. OTHER INFORMATION

INDEX

Item 6. Exhibits and reports on Form 8-K
(a) Exhibits

Exhibit Number	Description
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Steven D. Ezell, general partner of 222 Raines, Ltd., General Partner of Raines Lenders, L.P. on May 15, 2009.
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Michael A. Hartley, general partner of 222 Raines, Ltd., General Partner of Raines Lenders, L.P. on May 15, 2009.
32.1

Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Steven D. Ezell and Michael A. Hartley, general partners of 222 Raines, Ltd., General Partner of Raines Lenders, L.P. on May 15, 2009.

(b) The Registrant has not filed a Form 8-K during the three-month period ending March 31, 2009.

exhibit

RAINES LENDERS, L. P.
CERTIFICATION PURSUANT TO
SECTION 302 OF
THE SARBANES-OXLEY ACT OF 2002
CERTIFICATE OF CHIEF EXECUTIVE OFFICER
Exhibit 31.1

I, Steven D. Ezell, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Raines Lenders, L.P;

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

Raines Lenders, L.P.
	By:	222 Raines, Ltd.
Date: May 15, 2009		By:	Steven D. Ezell
general partner

Exhibit

RAINES LENDERS, L. P.

CERTIFICATION PURSUANT TO
SECTION 302 OF
THE SARBANES-OXLEY ACT OF 2002
CERTIFICATE OF CHIEF FINANCIAL OFFICER
Exhibit 31.2

I, Michael A. Hartley, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Raines Lenders, L.P;

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

Raines Lenders, L.P.
	By:	222 Raines, Ltd.
Date: May 15, 2009		By:	Michael A. Hartley
general partner

exhibit

RAINES LENDERS, L. P.
CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Exhibit 32.1

In connection with the Report of Raines Lenders, L. P. on Form 10-Q for the quarter ended March 31, 2009, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) Information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Raines Lenders, L.P.
	By:	222 Raines, Ltd.
Date: May 15, 2009		By:	Steven D. Ezell
general partner

Date: May 15, 2009	By:	Michael A. Hartley
general partner

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

.	RAINES LENDERS, L.P.
By: 222 RAINES LTD.
General Partner
Date: May 15, 2009	By: /s/ Steven D. Ezell
general partner
By: 222 PARTNERS, INC.
general partner
Date: May 15, 2009	By: /s/ Michael A. Hartley
Vice President