Form 10-Q
period 2009-06-30
RAINES LENDERS L P
filed 2009-08-14
CIK 845399

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the period ending June 30, 2009
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

☐ Yes ☑ No

PART 1. FINANCIAL INFORMATION

RAINES LENDERS, L.P.
(A Delaware Limited Partnership)

FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2009 and 2008
(Unaudited)

INDEX

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Balance Sheets as of June 30, 2009 and December 31, 2008
Statements of Operations for the three and six months ended June 30, 2009 and 2008
Statements of Cash Flows for the six months ended June 30, 2009 and 2008
Notes to Financial Statements for the six months ended June 30, 2009 and 2008
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 4 Controls and procedures
PART II. OTHER INFORMATION
Item 6. Exhibits
Signatures

RAINES LENDERS, L.P.
(A Limited Partnership)
BALANCE SHEET

(Unaudited)

	June 30, 2009	December 31, 2008

ASSETS
Cash	$$113,737	$207,919
Restricted cash	152,242	152,242
Land	1,817,986	1,817,986

Total assets	$2,083,965	$2,178,147

LIABILITIES AND PARTNERS' EQUITY

Due to affiliate	$582,455	$548,375
Accounts payable	93,646	113,513
Propery tax payable	35,851	19,047
Note payable to bank	234,670	257,721

Total liabilities	946,622	938,656

Total partners' equity	1,137,343	1,239,491

Total liabilities and partners' equity	$2,083,965	$2,178,147

See accompanying notes to financial statements.

RAINES LENDERS, L.P.
(A Limited Partnership)
STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended		For the six months ended

	June 30,

	2009	2008	2009	2008

REVENUE:	-	-	-	-

Expenses

State tax expense	1,136	1,237	2,273	6,253
Property tax expense	21,847	(350,719)	35,588	(659,075)
Grounds maintenance	6,000		6,000
Management fees	2,250	2,478	4,500	4,728
Professional fees	9,294	28,836	13,428	72,652
Office administration expenses	5,687	1,159	6,714	2,148
Interest expense	19,319	17,481	33,647	39,203

Total expenses	65,533	(299,528)	102,150	(534,091)

Net (loss)income	$(65,533)	$299,528	$(102,150)	$534,091

Net (loss)income per limited partner unit	(11.65)	53.25	(18.16)	94.95
Limited partner units outstanding	5,625	5,625	5,625	5,625

See accompanying notes to financial statements.

RAINES LENDERS, L.P.
(A Limited Partnership)
STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended June 30,

	2009	2008
:
Cash flows from operating activities
Net (loss) Income	$(102,150)	$534,091
Adjustments to reconcile net (loss) income to net cash from operating activities:

Increase/(decrease) in due to affiliates	34,080	(178,791)
(Decrease)/increase in accounts payable	(19,867)	50,125
Increase/(decrease) in property taxes payable	16,804	(46,263)

Net cash from operating activities	(71,133)	359,160

Cash flows from financing activities
Note payable to bank	(23,049)	(21,874)

Net cash from financing activities	(23,049)	(21,874)

Net decrease in cash	(94,182)	337,286

Cash at beginning of period	207,919	14,287
Cash at end of period	$113,737	$351,575

See accompanying notes to financial statements.

RAINES LENDERS, L.P.
(A Limited Partnership)
NOTES TO THE FINANCIAL STATEMENTS
For the Six months Ended June 30, 2009 and 2008
(Unaudited)

A. ACCOUNTING POLICIES

The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Form 10-K for the year ended December 31, 2008. In the opinion of management such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to summarize fairly the Partnership's financial position and results of operations. The results of operations for the six-month period ended June 30, 2009 may not be indicative of the results that may be expected for the year ending December 31, 2009.

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

	For the six months ended June 30,
Statement of operations	2009	2008

Management fees	$4,500	$4,728
Accounting fees	5,188	5,188

Balance sheet	note for liquidity	note for services		accrued interest	total

Balance at December 31, 2008	$538,000	$10,375	$		$548,375
Increase payables in 2009		9,688		24,392	34,080
Repayments					-
					0
Balance at June 30, 2009	$538,000	$20,063		$24,392	$582,455

C. COMPREHENSIVE INCOME (LOSS)

During the six-month periods ended June 30, 2009 and 2008, the Partnership had no components of other comprehensive income (loss).  Accordingly, comprehensive income (loss) for each of the periods was the same as net income (loss).

RAINES LENDERS, L.P.
(A Limited Partnership)
NOTES TO THE FINANCIAL STATEMENTS
For the Six months Ended June 30, 2009 and 2008
(Unaudited)

D. LIQUIDITY

The Partnership has suffered recurring losses from operations. At June 30, 2009, the Partnership had unrestricted cash of $113,737 and liabilities to non-affiliated entities of $364,167. The cash is insufficient to fund ongoing operations. The Partnership owns assets with a net book value of $2,083,965 and has liabilities of $946,622. If funds are not sufficient to fund operations in 2009, the General Partner will defer the collection of fees for certain affiliated expenses and will provide advances until cash becomes available.

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

F. NOTE PAYABLE

On June 30, 2009, the Partnership held a term loan to a bank of $234,670 which bears interest at prime rate + .50% with a floor of 4.25% and a ceiling of 21.0% (4.25% at June 30, 2009). The 175 acres of land and improvements held for sale serve as collateral for the loan. The general partners of 222 Raines, Ltd., the Registrant's General Partner, have personally guaranteed the note. The term loan from the bank is due on June 30, 2009. Principal and interest payments are $5,384 per month until June 30, 2009. The loan was renewed in July 2009 at prime rate + 1.00% with a floor of 5.00%. The maturity date of the loan is June 30, 2011. The loan requires montly payments of interest only.

G. PROPERTY TAXES

The Registrant received property tax refunds totalling $643,111 as of June 30, 2008. The Registrant received $369,496 in the second quarter of 2008 and $273,615 in the first quarter of 2008. Theese refunds were the result of an adjustment to the Registrant's property tax value in March 2008 by Memphis, Tennessee and Shelby County, Tenneessee. The reduction in expense related to these refunds was recognized in the periods they were received.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations for the Quarter Ended June 30, 2009.

The Registrant had no land sales during the first six months of 2009 or 2008. During the first six months of 2008, the city of Memphis and Shelby county agreed to adjust the property tax values of the property. This adjustment resulted in a refund of property tax of $643,111, $369,496 in the second quarter of 2008 and $273,615 in the first quarter of 2008. Management revised its accural for property taxes based on the new property tax value in the first quarter of 2008. This resulted in a negative expense for the six months ended June 30, 2008 of $15,964. This revision in combination with the $643,111 of property tax refunds results in a negative property tax expense of $350,719 for the three months ended June 30, 2008 and $659,075 for the six months ended June 30, 2008. No such property tax refunds are expected in 2009 or in the future. For 2009, management accrued property taxes based on the current property tax values and rates. Professional fees in 2008 include the fees due to the property tax consultant used to contest property tax values. Ground maintenance expense in 2009 represents certain site clearing expenses incurred to maintain the property.

Financial Condition and Liquidity

The Partnership has suffered recurring losses from operations. At June 30, 2009, the Partnership had unrestricted cash of $113,737 and liabilities to non-affiliated entities of $364,167. The cash is insufficient to fund ongoing operations. The Partnership owns assets with a net book value of $2,083,965 and has liabilities of $946,622. If funds are not sufficient to fund operations in 2009, the General Partner will defer the collection of fees for certain affiliated expenses and will provide advances until cash becomes available.

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

Contractual Obligations and Commitments

At June 30, 2009, the Partnership has no capital lease obligations, operating leases, or unconditional purchase obligations. The Partnership does not enter into derivative transactions. The partnership has a $234,670 term loan from a bank at June 30, 2009. The terms of the note agreement include the interest rate which is prime +.50%, with a floor of 4.25% and a ceiling of 21% (4.25 at June 30, 2009). Principal and interest payments are $5,384 per month until June 30, 2009. The General Partners have personally guaranteed the note. The loan was renewed in July 2009 at prime rate + 1.00% with a floor of 5.00%. The maturity date of the loan is June 30, 2011. The loan requires montly payments of interest only.

At June 30, 2009 and 2008, the Partnership had a cash balance of $ 152,242 restricted by the City of Memphis to be used to fund property improvements, consisting of road and utility work. This restricted cash secures a letter of credit in the same amount to ensure the required developments are made. The Partnership may also borrow from the General Partner in order to meet cash flow needs and may have amounts payable to the General Partner for management fees or other services. At June 30, 2009, the Partnership had borrowings from the General Partner totaling $582,455. Transactions with the General Partner and affiliates are discussed in Note B to the financial statements.

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

Part II. OTHER INFORMATION

INDEX

Item 6. Exhibits and reports on Form 8-K
(a) Exhibits

Exhibit Number	Description
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Steven D. Ezell, general partner of 222 Raines, Ltd., General Partner of Raines Lenders, L.P. on August 14, 2009.
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Michael A. Hartley, general partner of 222 Raines, Ltd., General Partner of Raines Lenders, L.P. on August 14, 2009.
32.1

Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Steven D. Ezell and Michael A. Hartley, general partners of 222 Raines, Ltd., General Partner of Raines Lenders, L.P. on August 14, 2009.

(b) The Registrant has not filed a Form 8-K during the six-month period ending June 30, 2009.

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

Raines Lenders, L.P.
	By:	222 Raines, Ltd.
Date: August 14, 2009		By:	Steven D. Ezell
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

Raines Lenders, L.P.
	By:	222 Raines, Ltd.
Date: August 14, 2009		By:	Michael A. Hartley
general partner

exhibit

RAINES LENDERS, L. P.
CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Exhibit 32.1

In connection with the Report of Raines Lenders, L. P. on Form 10-Q for the quarter ended June 30, 2009, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) Information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Raines Lenders, L.P.
	By:	222 Raines, Ltd.
Date: August 14, 2009		By:	Steven D. Ezell
general partner

Date: August 14, 2009	By:	Michael A. Hartley
general partner

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

.	RAINES LENDERS, L.P.
By: 222 RAINES LTD.
General Partner
Date: August 14, 2009	By: /s/ Steven D. Ezell
general partner
By: 222 PARTNERS, INC.
general partner
Date: August 14, 2009	By: /s/ Michael A. Hartley
Vice President