Form 10-Q
period 2009-09-30
RAINES LENDERS L P
filed 2009-11-09
CIK 845399

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the period ending September 30, 2009
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

☐ Yes ☑ No

PART 1. FINANCIAL INFORMATION

RAINES LENDERS, L.P.
(A Delaware Limited Partnership)

FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 and 2008
(Unaudited)

INDEX

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Balance Sheets as of September 30, 2009 and December 31, 2008
Statements of Operations for the three and nine months ended September 30, 2009 and 2008
Statements of Cash Flows for the nine months ended September 30, 2009 and 2008
Notes to Financial Statements for the nine months ended September 30, 2009 and 2008
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 4 Controls and procedures
PART II. OTHER INFORMATION
Item 6. Exhibits
Signatures

RAINES LENDERS, L.P.
(A Limited Partnership)
BALANCE SHEET

(Unaudited)

ASSETS	September 30, 2009	December 31, 2008

Cash	$$212,708	$207,919
Restricted cash	152,242	152,242
Land	1,817,986	1,817,986

Total assets	$2,182,936	$2,178,147

LIABILITIES AND PARTNERS' EQUITY

Due to affiliate	$584,619	$548,375
Accounts payable	105,693	113,513
Propery tax payable	22,021	19,047
Note payable to bank	400,000	257,721

Total liabilities	1,112,333	938,656

Total partners' equity	$1,070,603	1,239,491

Total liabilities and partners' equity	$$2,182,936	$2,178,147

See accompanying notes to financial statements.

RAINES LENDERS, L.P.
(A Limited Partnership)
STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended		For the nine months ended

	September 30,

	2009	2008	2009	2008

REVENUE:

Total Revenues	$0	$0	$0	$0

Expenses

State tax expense	$1,136	$1,136	$3,409	$7,389
Property tax expense	11,274	33,738	46,862	(625,337)
Grounds maintenance	1,800		7,800
Management fees	6,750	2,250	11,250	6,978
Professional fees	20,243	52,562	33,671	125,214
Office administration expenses	7,474	6,473	14,188	8,621
Interest expense	18,062	14,777	51,709	53,980

Total expenses	$66,739	$110,936	$168,888	$(423,155)

Net (loss) income	$(66,739)	$(110,936)	$(168,888)	$423,155

Net (loss) income per limited partner unit	$(11.86)	$(19.72)	$(30.02)	$75.23
Limited partner units outstanding	5,625	5,625	5,625	5,625

See accompanying notes to financial statements.

RAINES LENDERS, L.P.
(A Limited Partnership)
STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended September 30,
	2009	2008
:
Cash flows from operating activities
Net (loss) Income	$(168,888)	$423,155
Adjustments to reconcile net (loss) income to net cash from operating activities:
Increase/(decrease) in due to affiliates	36,244	(179,502)
(Decrease)/increase in accounts payable	(7,820)	80,890
Increase/(decrease) in property taxes payable	2,974	(48,544)

Net cash from operating activities	(137,490)	275,999

Cash flows from financing activities
Note payable to bank	142,279	(30,062)

Net decrease in cash	4,789	245,937
Cash at beginning of period	207,919	14,287

Cash at end of period	$212,708	$260,224

Cash payments - interest	17,627	13,013

See accompanying notes to financial statements.

RAINES LENDERS, L.P.
(A Limited Partnership)
NOTES TO THE FINANCIAL STATEMENTS
For the Nine months Ended September 30, 2009 and 2008
(Unaudited)

A. ACCOUNTING POLICIES

The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Form 10-K for the year ended December 31, 2008. In the opinion of management such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to summarize fairly the Partnership's financial position and results of operations. The results of operations for the nine-month period ended September 30, 2009 may not be indicative of the results that may be expected for the year ending December 31, 2009.

These financial statements were issued on November 6, 2009, with November 6, 2009 as the date through which subsequent events have been evaluated by management for recognition or disclosure purposes.

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

	Nine months ended September 30,
Statement of operations	2009	2008

Management fees	$11,250	$6,978
Accounting fees	10,906	10,781

Balance sheet	note for liquidity	Note for services	accrued interest	total

Balance at December 31, 2008	$538,000	$10,375		$548,375
Increase payables in 2009		14,531	36,588	51,119
Repayments		(14,875)		(14,875)
				0
Balance at September 30 2009	$538,000	$10,031	$36,588	584,619

C. COMPREHENSIVE (LOSS) INCOME

During the nine-month periods ended September 30, 2009 and 2008, the Partnership had no components of other comprehensive (loss) income.  Accordingly, comprehensive (loss) income for each of the periods was the same as net (loss) income.

RAINES LENDERS, L.P.
(A Limited Partnership)
NOTES TO THE FINANCIAL STATEMENTS
For the Nine months Ended September 30, 2009 and 2008
(Unaudited)

D. LIQUIDITY

The Partnership has suffered recurring losses from operations. At September 30, 2009, the Partnership had unrestricted cash of $212,708 and liabilities to non-affiliated entities of $527,714. The Partnership owns assets with a net book value of $2,182,936 and has liabilities of $1,112,333. If funds are not sufficient to fund operations in 2009, the General Partner will defer the collection of fees for certain affiliated expenses and will provide advances until cash becomes available.

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

F. NOTE PAYABLE

On September 30, 2009, the Partnership held a term loan to a bank of $400,000 that bears interest at Prime +1% with a floor of 5% (5% at September 30, 2009). The 175 acres of land and improvements held for sale serve as collateral for the loan. The general partners of 222 Raines, Ltd., the Registrant's General Partner, have personally guaranteed the note. The loan terms require monthly payments of interest only. The maturity date of the loan is June 30, 2011.

G. PROPERTY TAXES

The Registrant received property tax refunds totalling $643,111 as of September 30, 2008. These refunds were the result of an adjustment to the Registrant's property tax value in March 2008 by Memphis, Tennessee and Shelby County, Tenneessee. The reduction in expense related to these refunds was recognized in the periods they were received.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations for the Quarter Ended September 30, 2009.

The Registrant had no land sales during the first nine months of 2009 or 2008. During the first nine months of 2008, the city of Memphis and Shelby county agreed to adjust the property tax values of the property. This adjustment resulted in a refund of property tax of $643,111, $369,496 in the second quarter of 2008 and $273,615 in the first quarter of 2008. Management revised its accural for property taxes based on the new property tax value in the first quarter of 2008. No such property tax refunds are expected in 2009 or in the future. For 2009, management accrued property taxes based on the current property tax values and rates. Professional fees in 2008 include the fees due to the property tax consultant used to contest property tax values. Ground maintenance expense in 2009 represents certain site clearing expenses incurred to maintain the property.

Financial Condition and Liquidity

The Partnership has suffered recurring losses from operations. At September 30, 2009, the Partnership had unrestricted cash of $212,708 and liabilities to non-affiliated entities of $527,714. The Partnership owns assets with a net book value of $2,182,936 and has liabilities of $1,112,333. If funds are not sufficient to fund operations in 2009, the General Partner will defer the collection of fees for certain affiliated expenses and will provide advances until cash becomes available.

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

Contractual Obligations and Commitments

At September 30, 2009, the Partnership has no capital lease obligations, operating leases, or unconditional purchase obligations. The Partnership does not enter into derivative transactions. On September 30, 2009, the Partnership held a term loan to a bank of $400,000 that bears interest at Prime +1% with a floor of 5% (5% at September 30, 2009). The 175 acres of land and improvements held for sale serve as collateral for the loan. The general partners of 222 Raines, Ltd., the Registrant's General Partner, have personally guaranteed the note. The loan terms require monthly payments of interest only. The maturity date of the loan is June 30, 2011.

At September 30, 2009 and 2008, the Partnership had a cash balance of $ 152,242 restricted by the City of Memphis to be used to fund property improvements, consisting of road and utility work. This restricted cash secures a letter of credit in the same amount to ensure the required developments are made. The Partnership may also borrow from the General Partner in order to meet cash flow needs and may have amounts payable to the General Partner for management fees or other services. At September 30, 2009, the Partnership had borrowings from the General Partner totaling $584,619. Transactions with the General Partner and affiliates are discussed in Note B to the financial statements.

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

Part II. OTHER INFORMATION

INDEX

Item 6. Exhibits and reports on Form 8-K
(a) Exhibits

Exhibit Number	Description
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Steven D. Ezell, general partner of 222 Raines, Ltd., General Partner of Raines Lenders, L.P. on November 16, 2009.
31.2

Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Michael A. Hartley, general partner of 222 Raines, Ltd., General Partner of Raines Lenders, L.P. on November 16, 2009.

32.1

Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Steven D. Ezell and Michael A. Hartley, general partners of 222 Raines, Ltd., General Partner of Raines Lenders, L.P. on November 16, 2009.

(b) The Registrant has not filed a Form 8-K during the nine-month period ending September 30, 2009.

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

Raines Lenders, L.P.
	By:	222 Raines, Ltd.
Date: November 16, 2009		By:	Steven D. Ezell
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

Raines Lenders, L.P.
	By:	222 Raines, Ltd.
Date: November 16, 2009		By:	Michael A. Hartley
general partner

exhibit

RAINES LENDERS, L. P.
CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Exhibit 32.1

In connection with the Report of Raines Lenders, L. P. on Form 10-Q for the quarter ended September 30, 2009, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) Information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Raines Lenders, L.P.
	By:	222 Raines, Ltd.
Date: November 16, 2009		By:	Steven D. Ezell
general partner

Date: November 16, 2009	By:	Michael A. Hartley
general partner

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

.	RAINES LENDERS, L.P.
By: 222 RAINES LTD.
General Partner
Date: November 16, 2009	By: /s/ Steven D. Ezell
general partner
By: 222 PARTNERS, INC.
general partner
Date: November 16, 2009	By: /s/ Michael A. Hartley
Vice President