Form 10-K
period 2009-12-31
RAINES LENDERS L P
filed 2010-03-31
CIK 845399

index

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

X	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended
December 31, 2009
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (S232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post said files) Yes _ No X

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12-b-2 of the Exchange Act. (Check one):

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

DOCUMENTS INCORPORATED BY REFERENCE
Documents Incorporated by Reference in Part IV:
Prospectus of Registrant, dated April 3, 1989. As filed pursuant to Rule 424(b) of the Securities and Exchange Commission.

PART I

Item 1. Business

Raines Lenders, L.P. ("Registrant"), is a Delaware limited partnership organized on December 16, 1988, pursuant to the provisions of the Delaware Revised Uniform Limited Partnership Act, Sections 17-101 - 17-1109, Title 6. The General Partner of the Registrant is 222 Raines, Ltd., a Tennessee limited partnership, whose general partner is 222 Partners, Inc.

The Registrant's primary business is to develop and sell certain undeveloped real estate in Memphis, Tennessee (the "Property"). The Registrant's investment objectives are preservation of capital and liquidation of the Property.

Financial Information about Industry Segments

The Registrant's activity is within one industry segment and geographical area. Therefore, financial data relating to the industry segment and geographical area is included in Item 6 -  Selected Financial Data.

Narrative Description of Business

At December 31, 2009, the Registrant was holding approximately 175 acres of partially developed land as discussed in Item 2.

Competition

The General Partner believes that the Property provides strong competition for purchasers or developers of land in the Memphis Airport Area. There are a number of tracts of competitive industrial land in the area.

Primary competition comes from several industrial parks in the airport sub-market, each offering similar pricing to the Registrant. The General Partner believes that the Property is competitive due to its location, access and low costs of development, though the real estate market in Memphis is depressed at this time.

The Registrant has no employees. Administrative services are being provided under a contractual agreement with Landmark Realty Services Corporation, an affiliate of the General Partner.

Item 1A. Risk Factors

Not applicable.

Item 1B. Unresolved Staff Comments

There are no unresolved staff commments as of March 31, 2010.

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

Item 4. (Removed and Reserved)

PART II

Item 5. Market for Registrants' Units of Limited Partnership Interest and Related Security Holder Matters

There is no established market for the Units, and it is not anticipated that any will exist in the future. On April 3, 1989, the Registrant commenced an offering to the public of 5,625 Units of Limited Partnership Interests at $1,000 per Unit. The offering of $5,625,000 was fully subscribed and closed on December 15, 1989.  As of February 28, 2010, there were 462 holders of record of the Units of Limited Partnership Interests.

There were no distributions made in 2009, or 2008. Other than liquidity constraints, there are no material restrictions upon the Registrant's present or future ability to make distributions in accordance with the provisions of Registrant's Limited Partnership Agreement.

Item 6. Selected Financial Data

Not applicable.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The results of operations for the Registrant vary over the past two years due only to a $643,111 refund of property taxes received from the City of Memphis and Shelby county. These property tax assessments had been paid in protest and the Registrant had been contesting these tax valuations for many years. In 2008, property values were reassessed and management revised its accrual for property tax expense based on the new assessments. The adjustment resulted in negative property tax expense of $24,905 for 2008. The adjustment resulted in negative property tax expense of $24,905 for 2008. Other operating expenses are comparable to 2009 except for the increase in legal and accounting fees which includes property tax consulting fees related to the refunds of property tax. The decline in interest income in 2009 over prior years is due to lower market rates.

The General Partner has assessed the future liquidity needs of the Registrant and have taken necessary measures to reduce the operating cash needs. Due to the recent lack of land sales and limited other cash sources, many of the administrative costs of the Registrant have been placed on hold until the cash position of the Registrant improves. The General Partner believes the real estate market in Memphis, Tennessee may rebound in the future, but until sales occur, the services of third party independent auditors to review and opine on the financial statements included in this Form 10-K have been postponed. These services along with most all other administrative services have been reduced as possible. The General Partner has attempted to comply with security regulations within these constraints.

Financial Condition and Liquidity

At December 31, 2009, the Partnership had unrestricted cash of $156,558 and liabilities to non-affiliated entities of $523,589. At December 31, 2009, the Partnership owned assets with a carrying value of $2,126,786 and has liabilities of $1,076,464. Because operating funds are not expected to be sufficient in 2010, the General Partner will defer the collection of fees for certain affiliated expenses, reduce administrative and other expenses as much as possible and may provide advances until cash becomes available.

The term loan from a bank totaling $400,000 at December 31, 2009 was renewed on June 30, 2009 extending the maturity to June 30, 2011. Terms of the note agreement are interest at a rate of prime +1% (5% at March 30, 2010, which is the floor) and interest only payments monthly.

Critical Accounting Policies

Land and improvements held for sale are reported at the lower of carrying value or estimated fair value less estimated costs to sell (Fair Value). To determine the Fair Value at December 31, 2008, management relied on the value in the appraisal prepared by an independant third party professional. To determine the Fair Value at December 31, 2009, management relied on the prior appraisal. No impairment charge was deemed necessary during 2008 or 2009. If this land is considered impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the Fair Value.

Contractual Obligations and Commitments

At December 31, 2009, the Partnership has no capital lease obligations, operating leases, or unconditional purchase obligations. The Partnership does not enter into derivative transactions. The term loan from a bank totaling $400,000 at December 31, 2009 was renewed on June 30, 2009 extending the maturity to June 30, 2011. The terms of the note agreement are interest at a rate of prime +1% (5% at March 16, 2010, which is the floor) and interest only payments. Steven D. Ezell and Michael A. Hartley, officers of the General Partner of 222 Raines, Ltd., have personally guaranteed the note. The aggregate maturities of long-term debt subsequent to December 31, 2009 are $0 in 2010.

At December 31, 2009 and 2008, the Partnership had a cash balance of $152,242, restricted by the City of Memphis to be used to fund property improvements, consisting of road and utility work. This restricted cash secures a letter of credit in the same amount to ensure the required developments are made. The Partnership may also borrow from the General Partner in order to meet cash flow needs and may have amounts payable to the General Partner for management fees or other services. At December 31, 2009, the Partnership had borrowings from the General Partner totaling $552,875. These loans bear interest at a rate of 9% at December 31, 2009. Transactions with the General Partner and affiliates are discussed in Note 2 to the unaudited financial statements.

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

Adoption of New Accounting Standards:

In February 2010, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update 2010-09 "Amendments to Certain Recognition and Disclosure Requirements" ("Update 2010-09"). Update 2010-09 amends Accounting Standards Codification ("ASC") 855-10-50-1 to make clear that all entities, other than SEC filers, must disclose (i) the date through, which subsequent events have been evaluated and (ii) whether that date is the date the financial statements were issued or available to be issued. However, the SEC filer exemption does not relieve management from its responsibility to evaluate subsequent events through the date on which financial statements are issued. The Partnership adopted these requirements, and it did not have a material impact on its financial position, results of operations or related disclosures.

In June 2009, the FASB issued Accounting Standards Update 2009-01, "Topic 105 Generally Acceptable Accounting Principles Amendments Based on Statement of Financial Accounting Standards No. 168 The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles" ("Update 2009-01"). Update 2009-01 establishes the FASB ASC as the single source of authoritative U.S. generally accepted accounting principles recognized by the FASB to be applied by nongovernmental entities. The ASC supersedes all existing non-Securities and Exchange Commission accounting and reporting standards. With this standard, the FASB will issue Accounting Standards Updates, which will serve only to update the ASC. The ASC is effective for financial statements issued for interim and annual periods ending after September 15, 2009. All required references to non-SEC accounting standards have been modified by the Partnership. The Partnership adopted the requirements of Update 2009-01 for its financial statements on September 30, 2009, and it did not have a material impact on its financial statement disclosures.

In May 2009, the FASB issued ASC 855-10, "Subsequent Events" ("ASC 855-10"). ASC 855-10 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The provisions require management of a reporting entity to evaluate events or transactions that may occur after the balance sheet date for potential recognition or disclosure in the financial statements and provides guidance for disclosures that an entity should make about those events. ASC 855-10 is effective for interim or annual financial periods ending after June 15, 2009 and shall be applied prospectively. The Partnership adopted the requirements of this standard on June 30, 2009, and it did not have a material impact on its financial position or results of operations or related disclosures. The adoption of these provisions does not change the Partnership's current practices with respect to evaluating, recording and disclosing subsequent events.

In April 2009, the FASB issued ASC 820-10-65-4, "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly" ("ASC 820-10-65-4"). ASC 820-10-65-4 applies to all fair value measurements and provides additional clarification on estimating fair value when the market activity for an asset has declined significantly. ASC 820-10-65-4 also require an entity to disclose a change in valuation technique and related inputs to the valuation calculation and to quantify its effects, if practicable. ASC 820-10-65-4 is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Partnership adopted the requirements of ASC 820-10-65-4 on April 1, 2009, and its adoption did not have a material impact on its financial position and results of operations.

Other recent accounting pronouncements issued by the FASB (includeing its Emerging Issues Task Force), the AICPA, and the SEC did not or are not believed by management to have a material impact on our present or future financial statements.

Item 8. Unaudited financial statements and Supplementary Data

RAINES LENDERS, L.P.

(A Limited Partnership)

UNAUDITED FINANCIAL STATEMENTS

INDEX

(a)(1)Unaudited financial statements

Unaudited financial statements:
Balance Sheets
Statements of Operations
Statements of Partners' Equity
Statements of Cash Flows
Notes to Unaudited financial statements

index

RAINES LENDERS, L.P.

(A Limited Partnership)

Balance Sheets

December 31, 2009 and 2008
	December 31,

	2009	2008

Assets
Cash	$156,558	$207,919
Restricted cash	152,242	152,242
Land	1,817,986	1,817,986

Total assets	2,126,786	2,178,147

Liabilities and partners' equity

Note payable to bank	$400,000	$257,721
Propery tax payable	31,577	19,047
Due to affiliate	552,875	548,375
Accounts payable	92,012	113,513

Total liabilities	1,076,464	938,656

Partners' equity:
Limited partners, 5,625 units outstanding	1,050,322	1,239,491

Total liabilities and partners' equity	2,126,786	$2,178,147

See accompanying notes to unaudited financial statements.

index

RAINES LENDERS, L.P.

(A Limited Partnership)

Statements of Operations

Years ended December 31, 2009 and 2008

	For the year ending December 31,

Revenues	2009	2008
Interest earned	$1,696	$11,271

Total revenues	1,696	11,271

Expenses
Management and mortgage servicing fees	13,500	9,228
Legal and accounting fees	24,900	131,650
General and administrative	16,259	11,322
Land maintenance expenses	10,040	2,970
Interest expense	69,110	70,123
State taxes	639	8,525
Property tax expense	56,417	(668,015)

Total expenses	190,865	(434,198)

Net loss	$(189,169)	$445,469

Comprehensive loss	$(189,169)	$445,469

Net loss allocated to:
General partner
Limited partners	$(189,169)	$445,469

Net loss per limited partner unit	$(33.63)	$79.19
Weighted average units outstanding	5,625	5,625

See accompanying notes to unaudited financial statements.

index

RAINES LENDERS, L.P.

(A Limited Partnership)

Statements of Partners' Equity

Years ended December 31, 2009 and 2008
		Limited Partners	General Partner	Total
	Units	Amounts	Amounts	Amounts
Balance at December 31, 2007	5,625	794,022	--	794,022
Net Income		445,469	--	445,469
Balance at December 31, 2008	5,625	1,239,491	--	1,239,491
Net loss		(189,169)	--	(189,169)
Balance at December 31, 2009	5625	1,050,323	--	1,050,323

See accompanying notes to unaudited financial statements.

index

RAINES LENDERS, L.P.

(A Limited Partnership)

Statements of Cash Flows

Years ended December 31, 2009 and 2008

	For the year ending December 31,

	2009	2008

Cash flows from operating activities:
Net (loss)/income	$(189,169)	$445,469
Adjustments to reconcile net loss to net cash used in operating activities:

Increase/(decrease) in due to affiliate	4,500	(201,294)
(Increase)/decrease in accounts payable	(21,501)	88,965
Increase in restricted cash	0	(5,929)
Increase/(decrease) in property taxes payable	12,530	(91,095)

Net cash provided by operating activities	(193,639)	236,116

Cash flows from financing activities
Payments on Note to bank	(23,052)	(42,484)
Additional loan proceeds from Note to bank	165,330	0

Net cash provided by financing activities	142,278	(42,484)

Net decrease in cash	(51,361)	193,632

Cash at beginning of period	207,919	14,287
Cash at end of period	$156,558	$207,919

Supplemental disclosures
Cash paid for interest	$69,110	70,123
Cash paid for taxes	639	8,525

See accompanying notes to unaudited financial statements.

index

RAINES LENDERS, L.P.
(A Limited Partnership)
Notes to Unaudited financial statements
December 31, 2009 and 2008

  Summary of Significant Accounting Policies

    Organization

    Raines Lenders, L.P. (the Partnership) is a Delaware limited partnership organized on December 16, 1988. The General Partner is 222 Raines, Ltd., whose general partners are Steven D. Ezell, Michael A. Hartley and 222 Partners, Inc. The Registrant's primary business is to develop and sell certain undeveloped real estate in Memphis, Tennessee. The Partnership prepares unaudited financial statements and federal income tax returns on the accrual method and includes only those assets, liabilities and results of operations that relate to the business of the Partnership.

    Estimates

    The preparation of the unaudited financial statements requires management of the Partnership to make a number of estimates and assumptions relating to the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the unaudited financial statements and the reported amounts of revenues and expenses during the period. Significant items subject to such estimates and assumptions include the carrying amount of land and improvements held for sale. Actual results could differ from those estimates.

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
Notes to Unaudited financial statements
December 31, 2009 and 2008

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

    Cumulative unpaid preferred returns are $10,347,759 and $9,672,759 at December 31, 2009 and 2008, respectively.

    Comprehensive Income

    Comprehensive income is defined as the change in equity of a business enterprise during a period associated with transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. During the years ended December 31, 2009 and 2008, the Partnership had no components of other comprehensive (loss)/income. Accordingly, comprehensive (loss)/income for each of the years was the same as net income(loss).

    Land and Improvements Held for Sale

At December 31, 2009, land and improvements held for sale included approximately 175 acres of partially developed land on Raines Road in Memphis, Tennessee, adjacent to the Memphis International Airport. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Land and improvements held for sale are reported at the lower of the carrying value or estimated fair value less estimated costs to sell (Fair Value).

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

RAINES LENDERS, L.P.
(A Limited Partnership)
Notes to Unaudited financial statements
December 31, 2009 and 2008

  Summary of Significant Accounting Policies (continued)

  Adoption of New Accounting Standards:

In February 2010, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update 2010-09 "Amendments to Certain Recognition and Disclosure Requirements" ("Update 2010-09"). Update 2010-09 amends Accounting Standards Codification ("ASC") 855-10-50-1 to make clear that all entities, other than SEC filers, must disclose (i) the date through, which subsequent events have been evaluated and (ii) whether that date is the date the financial statements were issued or available to be issued. However, the SEC filer exemption does not relieve management from its responsibility to evaluate subsequent events through the date on which financial statements are issued. The Partnership adopted these requirements, and it did not have a material impact on its financial position, results of operations or related disclosures.

In June 2009, the FASB issued Accounting Standards Update 2009-01, "Topic 105 Generally Acceptable Accounting Principles Amendments Based on Statement of Financial Accounting Standards No. 168 The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles" ("Update 2009-01"). Update 2009-01 establishes the FASB ASC as the single source of authoritative U.S. generally accepted accounting principles recognized by the FASB to be applied by nongovernmental entities. The ASC supersedes all existing non-Securities and Exchange Commission accounting and reporting standards. With this standard, the FASB will issue Accounting Standards Updates, which will serve only to update the ASC. The ASC is effective for financial statements issued for interim and annual periods ending after September 15, 2009. All required references to non-SEC accounting standards have been modified by the Partnership. The Partnership adopted the requirements of Update 2009-01 for its financial statements on September 30, 2009, and it did not have a material impact on its financial statement disclosures.

In May 2009, the FASB issued ASC 855-10, "Subsequent Events" ("ASC 855-10"). ASC 855-10 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The provisions require management of a reporting entity to evaluate events or transactions that may occur after the balance sheet date for potential recognition or disclosure in the financial statements and provides guidance for disclosures that an entity should make about those events. ASC 855-10 is effective for interim or annual financial periods ending after June 15, 2009 and shall be applied prospectively. The Partnership adopted the requirements of this standard on June 30, 2009, and it did not have a material impact on its financial position or results of operations or related disclosures. The adoption of these provisions does not change the Partnership's current practices with respect to evaluating, recording and disclosing subsequent events.

In April 2009, the FASB issued ASC 820-10-65-4, "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly" ("ASC 820-10-65-4"). ASC 820-10-65-4 applies to all fair value measurements and provides additional clarification on estimating fair value when the market activity for an asset has declined significantly. ASC 820-10-65-4 also require an entity to disclose a change in valuation technique and related inputs to the valuation calculation and to quantify its effects, if practicable. ASC 820-10-65-4 is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Partnership adopted the requirements of ASC 820-10-65-4 on April 1, 2009, and its adoption did not have a material impact on its financial position and results of operations.

Other recent accounting pronouncements issued by the FASB (includeing its Emerging Issues Task Force), the AICPA, and the SEC did not or are not believed by management to have a material impact on our present or future financial statements.

RAINES LENDERS, L.P. (A Limited Partnership) Notes to Unaudited financial statements December 31, 2009 and 2008

  Related Party Transactions

The General Partner and its affiliates have been actively involved in managing the Partnership. Affiliates of the General Partner receive fees for performing certain services. Expenses incurred for these services are disclosed below. The Registrant has loans from affiliates of the general partners. The loans are funds transferred to provide liquidity, for the accrual of payments of services provided and for interest accrued on these notes. These loans are documented with notes that bear interest at a rate of 9% at December 31, 2009 and 10% at December 31, 2007 and are payable on demand.

For the year ending December 31,
Statement of operations	2009	2008

Management fees	9,000	$9,000	$
Accounting fees	13,500	12,875

Balance sheet
	note for liquidity	accrued interest		note for services	total
Balance at December 31, 2007	588,000	151,294		10,375	749,669
new loans		53,380		19,375	72,755
Repayments	(50,000)	(204,674)		(19,375)	(274,049)
Balance at December 31, 2008	538,000	0		10,375	548,375
new loans		50,468		4,500	54,968
Repayments		(50,468)			(50,468)
Balance at December 31, 2009	538,000	0		14,875	552,875

RAINES LENDERS, L.P. (A Limited Partnership) Notes to Unaudited financial statements December 31, 2009 and 2008
  Restricted Cash

  At December 31, 2009 and 2008, the Partnership had a cash balance of $152,242 restricted by the City of Memphis to be used to fund property improvements, consisting of road and utility work. This restricted cash secures a letter of credit in the same amount to ensure the required developments are made.

  Land and Improvements Held for Sale

  Land and improvements held for sale at December 31, 2009 and 2008 were $1,817,986. The Partnership held approximately 175 acres at December 31, 2009 and 2008. The aggregate cost for federal income tax purposes of land and improvements held for sale was $ 4,358,929 at December 31, 2009 and 2008.

  Management Plans

  The Partnership has suffered recurring losses from operations and has a net working capital deficiency at December 31, 2009 that raises substantial doubt about its ability to continue as a going concern. At December 31, 2009, the Partnership had unrestricted cash of $156,558 and liabilities to non-affiliated entities of $523,589. At December 31, 2009, the Partnership owned assets with a carrying value of $2,126,786 and has liabilities of $1,076,464. If funds are not sufficient in 2010, the General Partner may defer the collection of fees for certain affiliated expenses, reduce administrative and all other costs, including suspension of the outside audit review and may provide advances until cash becomes available.

  Note Payable

On December 31, 2009, the Partnership held a term loan to a bank of $400,000 which bears interest at prime rate + 1% with a floor of 5% and a ceiling of 21.0% (5% at March 31, 2010). The land and improvements held for sale serve as collateral for the loan. The officers of the general partner of 222 Raines, Ltd., the Registrant's General Partner, have personally guaranteed the note. The term loan from the bank was renewed on June 30, 2009 extending the maturity to June 30, 2011. The terms of the note agreement include interest only payments.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

Due to funding constraints, the General Partner has elected to defer the engagement of outside auditors at this time. Management will attempt to comply with financial disclosures within these constraints.

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

The Registrant's internal controls over financial reporting are intended to be designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of unaudited financial statements for external purposes in accordance with U.S. generally accepted accounting principles. The Registrant's internal controls over financial reporting are expected to include those policies and procedures that management believes are necessary that:

(i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Registrant;

(ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of unaudited financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Registrant are being made only in accordance with authorizations of management and directors of the Registrant; and

(iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Registrant's assets that could have a material effect on the unaudited financial statements.

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

There were no changes in our internal controls or in other factors that occurred during the fourth quarter of our fiscal year ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect these internal controls over financial reporting.

Item 9(b). Other Information

None

PART III

Item 10. Directors and Executive Officers of the Registrant

The Registrant does not have any directors or officers. 222 Raines, Ltd. is the General Partner. 222 Partners, Inc. is the general partner of the General Partner and as such has general responsibility and ultimate authority in matters affecting Registrant's business.

The General Partners of 222 Raines, Ltd. are as follows:

222 Partners Inc.

222 Partners, Inc. was formed in September 1986 and serves as General Partner for several other real estate investment limited partnerships. The directors of 222 Partners, Inc. are Steven D. Ezell and Michael A. Hartley.

Officers of 222 Partners, Inc. are:

Steven D. Ezell

Steven D. Ezell, age 57, is the President and sole shareholder of 222 Partners, Inc. He has been an officer of 222 Partners, Inc. from September 17, 1986 through the current period. Mr. Ezell is President and 50% owner of Landmark Realty Services Corporation. Prior to joining Landmark in 1986, Mr. Ezell was involved in property acquisitions for Dean Witter Realty Inc. in New York City, most recently as Senior Vice President.

Michael A. Hartley

Michael A. Hartley, age 50, is Secretary/Treasurer and a Vice President of 222 Partners, Inc. He has been an officer of 222 Partners, Inc. from September 17, 1986 through the current period. Mr. Hartley is Vice President and 50% owner of Landmark Realty Services Corporation. Prior to joining Landmark in 1986, Mr. Hartley was Vice President of Dean Witter Realty Inc., a New York- based real estate investment firm.

Item 11. Executive Compensation

During 2009, Registrant was not required to and did not pay remuneration to any executives, partners of the General Partner or any affiliates, except as set forth in Item 13 of this report, "Certain Relationships and Related Transactions."
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

Item 13. Certain Relationships and Related Transactions

During 2009, no affiliated entities have earned compensation for services from the Registrant in excess of $60,000. For a listing of all miscellaneous transactions with affiliates refer to Note 2 to the Unaudited financial statements in Item 7.

Item 14. Principal Accountant Fees and Services

Audit Related Fees

Our principal accountants billed us an aggregate of $16,000 in 2009 in fees and expenses for professional services rendered in connection with the reviews of the financial statements included in our quarterly reports on Form 10Q during the first three quarters of 2009. Our principal accountants billed us an aggregate of $26,869 in 2008 in fees and expenses for professional services rendered in connection with the audit of our financial statements for the calendar year ended December 31, 2008 and reviews of the financial statements included in our quarterly reports on Form 10Q during such calendar year.

Our principal accountants did not bill us any additional fees that are not disclosed under audit fees in each of the last two calendar years for assurance and related services that are reasonably related to the performance of our audit or review of our financial statements.

Tax Fees

No tax fees were paid to our principal accountants for tax compliance, tax advice and tax planning during calendar years ended December 31, 2009 and 2008.

All Other Fees

No other fees were paid to our principal accountants during calendar years ended December 31, 2009 and 2008 for products and services other than those products and services described above.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

Because the Registrant's units of Limited Partnership are not traded, the General Partner acts as the audit committee. The General Partner pre-approves all audit and non-audit services provided by the independent auditors prior to the engagement of the independent auditors with respect to such services. Due to a lack of financial liquidity, the General Partner declined the annual audit services for the year ending December 31, 2009.

Item 15. Exhibits, Financial Statement schedules and Reports on form 8-K

(a)	(1)	Unaudited financial statements
See Unaudited financial statements Index in Item 8 hereof.

	(2)	Financial Statement Schedule
All other schedules have been omitted because they are inapplicable, not required or the information is included in the unaudited financial statements or notes thereto.

	(3)	Exhibits
3

Amended and Restated Certificate and Agreement of Limited Partnership, incorporated by reference to Exhibit A to the Prospectus of Registrant dated April 3, 1989 filed pursuant to Rule 424(b) of the Securities and Exchange Commission.

	22	Subsidiaries-Registrant has no subsidiaries.
31.1

Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Steven D. Ezell, the President of 222 Partners, Inc. the general partner of 222 Raines, Ltd., the General Partner of Raines Lenders, L.P. on March 31, 2010

31.2

Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Michael A. Hartley, the Vice President of 222 Partners, Inc, the general partner of 222 Raines, Ltd., the General Partner of Raines Lenders, L.P. on March 31, 2010

32

Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Steven D. Ezell, and Michael A. Hartley, the President and Vice President of 222 Partners, Inc. the general partner of 222 Raines, Ltd., the General Partner of Raines Lenders, L.P. on March 31, 2010.

(b)		No reports on Form 8-K have been filed during the last quarter of 2009.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RAINES LENDERS, L.P.
By: 222 Raines, Ltd.
General Partner
By: 222 Partners, Inc.
General Partner
DATE: March 31, 2010	By: /s/ Michael A. Hartley
Secretary/Treasurer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

RAINES LENDERS, L.P.
By: 222 Raines, Ltd.
General Partner
By: 222 Partners, Inc.
General Partner
DATE: March 31, 2010	By: /s/ Michael A. Hartley
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
31.1

Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Steven D. Ezell, the President of 222 Partners, Inc. the general partner of 222 Raines, Ltd., the General Partner of Raines Lenders, L.P. on March 31, 2010.

31.2

Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Michael A. Hartley, the Vice President of 222 Partners, Inc, the general partner of 222 Raines, Ltd., the General Partner of Raines Lenders, L.P. on March 31, 2010.

32

Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Steven D. Ezell, and Michael A. Hartley, the President and Vice President of 222 Partners, Inc. the general partner of 222 Raines, Ltd., the General Partner of Raines Lenders, L.P. on March 31, 2010.

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

3.     Based on my knowledge, the unaudited financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

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

b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of unaudited financial statements for external purposes in accordance with generally accepted accounting principles;

c) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls procedures as of December 31, 2009 based on such evaluation; and

d) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the Registrant's fourth quarter in the case of this report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

RAINES LENDERS, L.P.
By: 222 Raines, Ltd.
General Partner
By: 222 Partners, Inc
General partner
DATE: March 31, 2010	By:/s/ Steven D. Ezell
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

3.     Based on my knowledge, the unaudited financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

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

b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of unaudited financial statements for external purposes in accordance with generally accepted accounting principles;

c) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls procedures as of December 31, 2009 based on such evaluation; and

d) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the Registrant's fourth quarter in the case of this report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

RAINES LENDERS, L.P.
By: 222 Raines, Ltd.
General Partner
By: 222 Partners Inc.
General partner
DATE: March 31, 2010	By:/s/ Michael A. Hartley
Chief Financial Officer

Index2

EXHIBIT 32

SECTION 1350 CERTIFICATIONS

To my knowledge, this Report on Form 10-K for the year ended December 31, 2009, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and the information contained in this Report fairly presents, in all material respects, the financial condition and results of operations of Raines Lenders, L.P. except for the omission of audited financial statements disclosed in Item 7, above.

RAINES LENDERS, L.P.
By: 222 Raines, Ltd.
General Partner
By: 222 Partners, Inc
General Partner
By:/s/ Steven D. Ezell
Chief Executive Officer
Date: March 31, 2010	By:/s/ Michael A. Hartley
Chief Financial Officer