Form 10-Q
period 2010-06-30
RAINES LENDERS L P
filed 2010-08-16
CIK 845399

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ending June 30, 2010
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

☐ Yes ☑ No

PART 1. FINANCIAL INFORMATION

RAINES LENDERS, L.P.
(A Delaware Limited Partnership)

FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2010 and 2009
(Unaudited)

INDEX

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Balance Sheets as of June 30, 2010 and December 31, 2009
Statements of Operations for the six months ended June 30, 2010 and 2009
Statements of Cash Flows for the six months ended June 30, 2010 and 2009
Notes to Financial Statements for the six months ended June 30, 2010 and 2009
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 3.Quantitative and Qualitative Disclosures about Market Risk
Item 4T Controls and procedures
PART II. OTHER INFORMATION
Item 6. Exhibits
Signatures

RAINES LENDERS, L.P.
(A Limited Partnership)
BALANCE SHEET

(Unaudited)

ASSETS	June 30, 2010	December 31, 2009

Current Assets
Cash	$73,650	$156,558
Restricted cash	152,242	152,242
Land	1,817,986	1,817,986

Total Assets	$2,043,878	$2,126,786

LIABILITIES AND CAPITAL

Liabilities
Accounts payable	$87,467	$92,011
Propery tax payable	35,849	31,577
Due to affiliate	574,035	552,875
Note payable to bank	400,000	400,000

Total Liabilities	1,097,351	1,076,463

Total Capital	946,527	1,050,323

Total Liabilities & Capital	$2,043,878	$2,126,786

See accompanying notes to financial statements.

RAINES LENDERS, L.P.
(A Limited Partnership)
STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended		For the Six months ended

	June 30,

	2010	2009	2010	2009

Total Revenues	$0	$0	$0	$0

Expenses
State tax expense	0	1,136	0	2,273
Property tax expense	20,563	21,847	42,416	35,588
Grounds maintenance	1,980	6,000	1,980	6,000
Management fees	2,250	2,250	4,500	4,500
Professional fees	8,300	9,294	18,926	13,428
Administration expenses	879	5,687	1,652	6,714
Interest expense	17,216	19,319	34,321	33,647

Total Expenses	51,188	65,533	103,796	102,150

Net Income	$(51,188)	$(65,533)	$(103,796)	$(102,150)

Net Loss per limited partner unit	$(9.10)	$(11.65)	$(18.45)	$(18.16)
Limited partner units outstanding	5625	5625	5625	5626

See accompanying notes to financial statements.

RAINES LENDERS, L.P.
(A Limited Partnership)
STATEMENTS OF CASH FLOWS
(Unaudited)

	For the six months ended June 30,
	2010	2009

Cash flows from operating activities:

Net Income (loss)	$(103,796)	$(102,150)
Adjustments to reconcile net loss to net cash from operating activities:

Increase in due to affiliates	21,160	34,080
Decrease in accounts payable	(4,544)	(19,867)
Increase in property taxes payable	4,272	16,804

Net cash from operating activities	(82,908)	(71,133)

Cash flows from financing activities
Note payable to bank	0	(23,049)

Net cash from financing activities	0	(23,049)

Net decrease in cash	(82,908)	(94,182)

Cash at beginning of period	156,558	207,919
Cash at end of period	$73,650	$113,737

Cash payments:
Interest	11,833	9,255

See accompanying notes to financial statements.

RAINES LENDERS, L.P.
(A Limited Partnership)
NOTES TO THE FINANCIAL STATEMENTS
For the Six months Ended June 30, 2010 and 2009
(Unaudited)

A. ACCOUNTING POLICIES

The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Form 10-K for the year ended December 31, 2009. In the opinion of management such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to summarize fairly the Partnership's financial position and results of operations. The results of operations for the six-month period ended June 30, 2010 may not be indicative of the results that may be expected for the year ending December 31, 2010.

These financial statements were issued on August 16, 2010, with August 16, 2010 as the date through which subsequent events have been evaluated by management for recognition or disclosure purposes.

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

Statement of operations	Six months ended June 30,

	2010	2009

Management fees	$4,500	$4,500
Accounting fees	7,550	5,187

Balance sheet	note for liquidity	note for services		accrued interest	Total

Balance at December 31, 2009	$538,000	$14,875	$		$552,875
Increase payables in 2010		12,050		24,210	36,260
Repayments		(15,100)			(15,100)

Balance at June 30, 2010	$538,000	$11,825		$24,210	$574,035

C. COMPREHENSIVE (LOSS) INCOME

During the six-month periods ended June 30, 2010 and 2009, the Partnership had no components of other comprehensive loss.  Accordingly, comprehensive loss for each of the periods was the same as net loss.

RAINES LENDERS, L.P.
(A Limited Partnership)
NOTES TO THE FINANCIAL STATEMENTS
For the Six months Ended June 30, 2010 and 2009
(Unaudited)

D. LIQUIDITY

The Partnership has suffered recurring losses from operations. At June 30, 2010, the Partnership had unrestricted cash of $73,650 and liabilities to non-affiliated entities of $523,316. The Partnership owns assets with a net book value of $2,043,878 and has liabilities of $1,097,351. If funds are not sufficient to fund operations in 2010, the General Partner will defer the collection of fees for certain affiliated expenses and will use reasonable efforts to cover partnership needs until cash becomes available.

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

F. NOTE PAYABLE

On June 30, 2010, the Partnership held a term loan to a bank of $400,000 that bears interest at Prime +1% with a floor of 5% (5% at June 30, 2010). The 175 acres of land and improvements held for sale serve as collateral for the loan. The general partners of 222 Raines, Ltd., the Registrant's General Partner, have personally guaranteed the note. The loan terms require monthly payments of interest only. The maturity date of the loan is June 30, 2011.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations for the Quarter Ended June 30, 2010.

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

The Registrant had no land sales during the first six months of 2010 or 2009. Registrant expenses are comparable to prior years.

The General Partner has assessed the future liquidity needs of the Registrant and has taken necessary measures to reduce the operating cash needs. Due to the lack of land sales and limited other cash sources, many of the administrative costs of the Registrant have been placed on hold until the cash position of the Registrant improves. The General Partner believes the real estate market in Memphis, Tennessee may rebound in the future, but until sales occur, the services of third party independent auditors to review and opine on the financial statements included in the Form 10-K as of December 31, 2009 and in this Form 10-Q as of June 30, 2010 have been postponed. These services along with most all other administrative services have been reduced as possible. The General Partner has attempted to comply with security regulations within these constraints

Financial Condition and Liquidity

The Partnership has suffered recurring losses from operations. At June 30, 2010, the Partnership had unrestricted cash of $73,650 and liabilities to non-affiliated entities of $523,316. The Partnership owns assets with a net book value of $2,043,878 and has liabilities of $1,097,351. If funds are not sufficient to fund operations in 2010, the General Partner will defer the collection of fees for certain affiliated expenses and will use reasonable efforts to cover partnership needs until cash becomes available.

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

Contractual Obligations and Commitments

At June 30, 2010, the Partnership has no capital lease obligations, operating leases, or unconditional purchase obligations. The Partnership does not enter into derivative transactions. On June 30, 2010, the Partnership held a term loan to a bank of $400,000 that bears interest at Prime +1% with a floor of 5% (5% at June 30, 2010). The 175 acres of land and improvements held for sale serve as collateral for the loan. The general partners of 222 Raines, Ltd., the Registrant's General Partner, have personally guaranteed the note. The loan terms require monthly payments of interest only. The maturity date of the loan is June 30, 2011.

At June 30, 2010 and 2009, the Partnership had a cash balance of $ 152,242 restricted by the City of Memphis to be used to fund property improvements, consisting of road and utility work. This restricted cash secures a letter of credit in the same amount to ensure the required developments are made. The Partnership may also borrow from the General Partner in order to meet cash flow needs and may have amounts payable to the General Partner for management fees or other services. At June 30, 2010, the Partnership had borrowings from the General Partner totaling $574,035. Transactions with the General Partner and affiliates are discussed in Note B to the financial statements.

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

Part II. OTHER INFORMATION

INDEX

Item 6. Exhibits and reports on Form 8-K
(a) Exhibits

Exhibit Number	Description
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Steven D. Ezell, general partner of 222 Raines, Ltd., General Partner of Raines Lenders, L.P. on August 16, 2010.
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Michael A. Hartley, general partner of 222 Raines, Ltd., General Partner of Raines Lenders, L.P. on August 16, 2010.
32.1

Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Steven D. Ezell and Michael A. Hartley, general partners of 222 Raines, Ltd., General Partner of Raines Lenders, L.P. on August 16, 2010.

(b) The Registrant has not filed a Form 8-K during the six-month period ending June 30, 2010.

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

Raines Lenders, L.P.
	By:	222 Raines, Ltd.
Date: August 16, 2010		By:	Steven D. Ezell
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

Raines Lenders, L.P.
	By:	222 Raines, Ltd.
Date: August 16, 2010		By:	Michael A. Hartley
general partner

exhibit

RAINES LENDERS, L. P.
CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Exhibit 32.1

In connection with the Report of Raines Lenders, L. P. on Form 10-Q for the quarter ended June 30, 2010, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that:

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

Raines Lenders, L.P.
	By:	222 Raines, Ltd.
Date: August 16, 2010		By:	Steven D. Ezell
general partner

Date: August 16, 2010	By:	Michael A. Hartley
general partner

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

.	RAINES LENDERS, L.P.
By: 222 RAINES LTD.
General Partner
Date: August 16, 2010	By: /s/ Steven D. Ezell
general partner
By: 222 PARTNERS, INC.
general partner
Date: August 16, 2010	By: /s/ Michael A. Hartley
Vice President