Form 10-K
period 2010-12-31
RAINES LENDERS L P
filed 2011-03-31
CIK 845399

index

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

X	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended
December 31, 2010
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

DOCUMENTS INCORPORATED BY REFERENCE
Documents Incorporated by Reference in Part IV:
Prospectus of Registrant, dated April 3, 1989. As filed pursuant to Rule 424(b) of the Securities and Exchange Commission.

PART I

In addition to historical information, this Annual Report on Form 10-K contains certain statements that are "Forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by terminology such as "may", "will", "should", "expects", "intends", "anticipates", "believes", "estimates", "predicts", OR "continue" or the negative of these terms or other comparable terminology. Because forwared-looking statements involve risks and uncertainties, important factors could cause actual results to differ materially from those expressed or implied by these forward-looking statements although the Partnership believes that expectations reflected in the forward-looking statements are reasonable. It cannot guarantee future results, performance or achievements moreover, neither the Partnership nor any other person assumes responsibility for the accuracy and completeness of these forward-looking statements. The Partnership is under no duty to update any forward-looking statement after the date of this report to conform such statements to actual results.

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

Narrative Description of Business

At December 31, 2010, the Registrant was holding approximately 175 acres of partially developed land as discussed in Item 2.

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

Item 1A. Risk Factors

Not applicable.

Item 1B. Unresolved Staff Comments

There are no unresolved staff comments as of March 31, 2011.

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

Item 4. (Removed and Reserved)

PART II

Item 5. Market for Registrants' Units of Limited Partnership Interest and Related Security Holder Matters

There is no established market for the Units, and it is not anticipated that any will exist in the future. On April 3, 1989, the Registrant commenced an offering to the public of 5,625 Units of Limited Partnership Interests at $1,000 per Unit. The offering of $5,625,000 was fully subscribed and closed on December 15, 1989.  As of March 31, 2011, there were 441 holders of record of the Units of Limited Partnership Interests.

There were no distributions made in 2010, or 2009. Other than liquidity constraints, there are no material restrictions upon the Registrant's present or future ability to make distributions in accordance with the provisions of Registrant's Limited Partnership Agreement.

Item 6. Selected Financial Data

Not applicable.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The results of operations for the Registrant are comparable to 2009 except for the increase in legal and accounting fees and a decline in interest expense. In 2010 the Partnership ceased accruing interest on theNotes Payable to Affiliates because the General Partner thought payment of the increasing total of interest and principal seemed likely until sales of the Property occur. The change in legal and accounting fees is due to an increase in property tax consulting fees in 2010 that are not expected to repeat in the near future.

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

Financial Condition and Liquidity

At December 31, 2010, the Partnership had unrestricted cash of $62,509 and liabilities to non-affiliated entities of $556,315. At December 31, 2010, the Partnership owned assets with a carrying value of $2,019,695 and has liabilities of $1,109,415. Because operating funds are not expected to be sufficient in 2011, the General Partner will defer the collection of fees for certain affiliated expenses, reduce administrative and other expenses as much as possible and may provide advances until cash becomes available.

The term loan from a bank totaling $400,000 at December 31, 2010 was renewed on June 30, 2009 extending the maturity to June 30, 2011. Terms of the note agreement are interest at a rate of prime +1% (5% at March 31, 2011, which is the floor) and interest only payments monthly.

Critical Accounting Policies

Land and improvements held for sale are reported at the lower of carrying value or estimated fair value less estimated costs to sell (Fair Value). To determine the Fair Value at December 31, 2009 and 2010, management relied on the value in the appraisal prepared by an independant third party professional. No impairment charge was deemed necessary during 2009 or 2010. If this land is considered impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the Fair Value.

Contractual Obligations and Commitments

At December 31, 2010, the Partnership has no capital lease obligations, operating leases, or unconditional purchase obligations. The Partnership does not enter into derivative transactions. The term loan from a bank totaling $400,000 at December 31, 2010 was renewed on June 30, 2009 extending the maturity to June 30, 2011. The terms of the note agreement are interest at a rate of prime +1% (5% at March 31, 2011, which is the floor) and interest only payments. Steven D. Ezell and Michael A. Hartley, officers of the General Partner of 222 Raines, Ltd., have personally guaranteed the note. The aggregate maturities of long-term debt subsequent to December 31, 2010 are $400,000 in 2011.

At December 31, 2010 and 2009, the Partnership had a cash balance of $139,200 and $152,242, restricted by the City of Memphis to be used to fund property improvements, consisting of road and utility work. This restricted cash secures a letter of credit in the same amount to ensure the required developments are made. The Partnership may also borrow from the General Partner in order to meet cash flow needs and may have amounts payable to the General Partner for management fees or other services. At December 31, 2010, the Partnership had borrowings from the General Partner totaling $553,100. These loans bear interest at a rate of 9% at December 31, 2010. Transactions with the General Partner and affiliates are discussed in Note 2 to the unaudited financial statements.

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

Adoption of New Accounting Standards:

In February 2010, the Financial Accounting Standards Board, the"FASB," issued Accounting Standards Update 2010-09 "Amendments to Certain Recognition and Disclosure Requirements." This update removes the requirement for the Partnership to disclose the date through which subsequent events have been evaluated in issued financial statements. The Partnership evaluates subsequent events after the balance sheet date through the issuance of the financial statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not or are not believed by management to have a material impact on our present or future financial statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not applicable

Item 8. Unaudited financial statements and Supplementary Data

RAINES LENDERS, L.P.

(A Limited Partnership)

UNAUDITED FINANCIAL STATEMENTS

INDEX

(a)(1)Unaudited financial statements

Unaudited financial statements:
Balance Sheets
Statements of Operations
Statements of Partners' Equity
Statements of Cash Flows
Notes to Unaudited financial statements

index

RAINES LENDERS, L.P.

(A Limited Partnership)

Balance Sheets

December 31, 2010 and 2009

	December 31,
Assets	2010	2009

Cash	$62,509	$156,558
Restricted Cash	139,200	152,242
Land	1,817,986	1,817,986

Total Assets	$2,019,695	$2,126,786

Liabilities and Partners' Equity

Note Payable to Bank	$400,000	$400,000
Propery Tax Payable	68,848	31,577
Due to Affiliate	553,100	552,875
Accounts Payable	87,467	92,012

Total Liabilities	1,109,415	1,076,464

Partners' Equity:
Limited Partners, 5,625 units outstanding	910,280	1,050,322
Total Liabilities and Partners' Equity	$2,019,695	$2,126,786

See accompanying notes to unaudited financial statements.

index

RAINES LENDERS, L.P.

(A Limited Partnership)

Statements of Operations

Years ended December 31, 2010 and 2009

	For the twelve months ending December 31,

Revenues	2010	2009

Interest earned	$4,586	$1,696

Expenses
Management and mortgage servicing fees	9,000	13,500
Legal and accounting fees	35,869	24,900
General and administrative	6,775	16,259
Land maintenance expenses	2,900
Interest expense	14,894	69,110
State taxes	100	639
Property tax expense	74,340	56,417
Architect and engineering fees	750	10,040

Total Expenses	144,628	190,865

Net loss	(140,042)	(189,169)

Comprehensive loss	$(140,042)	$(189,169)

Net loss allocated to:
General Partner
Limited Partners	(140,042)	(189,169)

Net loss per limited partner unit	(24.90)	(33.63))
Weighted average units outstanding	5,625	5,625

See accompanying notes to unaudited financial statements.

index

RAINES LENDERS, L.P.

(A Limited Partnership)

Statements of Partners' Equity

Years ended December 31, 2010 and 2009

		Limited Partners	General Partner	Total
	Units	Amounts	Amounts	Amounts
Balance at January 1, 2009	5,625	1,239,491	--	1,239,491
Net loss		(189,169)	--	(189,169)
Balance at December 31, 2009	5,625	1,050,322	--	1,050,322
Net loss		(140,042)	--	(140,042)
Balance at December 31, 2010	5,625	910,280	--	910,280

See accompanying notes to unaudited financial statements.

index

RAINES LENDERS, L.P.

(A Limited Partnership)

Statements of Cash Flows

Years ended December 31, 2010 and 2009

	For the twelve months ending December 31,

Cash flows from operating activities	12/31/2010	12/31/2009
:

Net income/(loss)	$(140,042)	$(189,169)
Adjustments to reconcile net loss to net cash used in operating activities:

(Decrease)/Increase in due to affiliate	225	4,500
Decrease in accounts payable	(4,545)	(21,501)
Decrease in restricted cash	13,042
(Decrease) increase in property taxes payable	37,271	12,530

Net cash provided by operating activities	(94,049)	(193,640)

Cash flows from financing activities
Payments on Note to bank	0	(23,052)
Additional loan proceeds from Note to bank	0	165,330

Net cash provided by financing activities	0	142,278

Net decrease in cash	(94,049)	(51,362)

Cash at beginning of period	156,558	207,919
Cash at end of period	$62,509	$156,558

Supplemental disclosures
Cash paid for interest	$14,894	$69,110
Cash paid for taxes	$100	$639

See accompanying notes to unaudited financial statements.

index

RAINES LENDERS, L.P.
(A Limited Partnership)
Notes to Unaudited financial statements
December 31, 2010 and 2009

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
December 31, 2010 and 2009

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

    Cumulative unpaid preferred returns are $11,022,759 and $10,347,759 at December 31, 2010 and 2009, respectively.

    Comprehensive Income

    Comprehensive income is defined as the change in equity of a business enterprise during a period associated with transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. During the years ended December 31, 2010 and 2009, the Partnership had no components of other comprehensive (loss)/income. Accordingly, comprehensive (loss)/income for each of the years was the same as net income(loss).

    Land and Improvements Held for Sale

    At December 31, 2010, land and improvements held for sale included approximately 175 acres of partially developed land on Raines Road in Memphis, Tennessee, adjacent to the Memphis International Airport. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Land and improvements held for sale are reported at the lower of the carrying value or estimated fair value less estimated costs to sell (Fair Value).

    Income Recognition

Income from sales of land and improvements held for sale is generally recorded on the accrual basis when the buyer's financial commitment is sufficient to provide economic substance to the transaction. For sales of real estate where both cost recovery is reasonably certain and the collectibility of the contract price is reasonably assured, but the transaction does not meet the remaining requirements to be recorded on the accrual basis, profit is deferred and recognized under the installment method, which recognizes profit as collections of principal are received. If developments subsequent to the adoption of the installment method occur which cause the transaction to meet the requirements of the full accrual method, the remaining deferred profit is recognized at that time. Any losses on sales of real estate are recognized at the time of the sale.
  Adoption of New Accounting Standards:

In February 2010, the Financial Accounting Standards Board, the"FASB," issued Accounting Standards Update 2010-09 "Amendments to Certain Recognition and Disclosure Requirements." This update removes the requirement for the Partnership to disclose the date through which subsequent events have been evaluated in issued financial statements. The Partnership evaluates subsequent events after the balance sheet date through the issuance of the financial statements.

Other recent accounting pronouncements issued by the FASB (includeing its Emerging Issues Task Force), the AICPA, and the SEC did not or are not believed by management to have a material impact on our present or future financial statements.

RAINES LENDERS, L.P. (A Limited Partnership) Notes to Unaudited financial statements December 31, 2010 and 2009

  Related Party Transactions

The General Partner and its affiliates have been actively involved in managing the Partnership. Affiliates of the General Partner receive fees for performing certain services. Expenses incurred for these services are disclosed below. The Registrant has loans from affiliates of the general partners. The loans are funds transferred to provide liquidity, for the accrual of payments of services provided and for interest accrued on these notes. These loans are documented with notes that bear interest at a rate of 9% at December 31, 2010 and 2009 and are payable on demand.

	For the year ending December 31,
Statement of operations	2010	2009

Management fees	$9,000	$9,000
Accounting fees	$15,325	$13,500

Balance sheet
	note for liquidity	accrued interest	note for services	total
Balance at January 1, 2009	$538,000	$0	$10,375	$548,375
new loans		50,468	4,500	54,968
Repayments		(50,468)		(50,468)
Balance at December 31, 2009	538,000	0	14,875	552,875
new loans	0		15100	15,100
Repayments	0		(14,875)	(14,875)
Balance at December 31, 2010	$538,000	$0	$15,100	$553,100

RAINES LENDERS, L.P. (A Limited Partnership) Notes to Unaudited financial statements December 31, 2010 and 2009
  Restricted Cash

  At December 31, 2010 and 2009, the Partnership had a cash balance of $139,200 and $152,242, respectively, restricted by the City of Memphis to be used to fund property improvements, consisting of road and utility work. This restricted cash secures a letter of credit in the same amount to ensure the required developments are made.

  Land and Improvements Held for Sale

  Land and improvements held for sale at December 31, 2010 and 2009 were $1,817,986. The Partnership held approximately 175 acres at December 31, 2010 and 2009. The aggregate cost for federal income tax purposes of land and improvements held for sale was $ 4,358,929 at December 31, 2010 and 2009.

  Management Plans

  The Partnership has suffered recurring losses from operations and has a net working capital deficiency at December 31, 2010 that raises substantial doubt about its ability to continue as a going concern. At December 31, 2009, the Partnership had unrestricted cash of $62,509 and liabilities to non-affiliated entities of $556,315. At December 31, 2010, the Partnership owned assets with a carrying value of $2,019,695 and has liabilities of $1,109,415. If funds are not sufficient in 2011, the General Partner may defer the collection of fees for certain affiliated expenses, reduce administrative and all other costs, including suspension of the outside audit review and may provide advances until cash becomes available.

  Note Payable

On December 31, 2010, the Partnership held a term loan to a bank of $400,000 which bears interest at prime rate + 1% with a floor of 5% and a ceiling of 21.0% (5% at March 31, 2011). The land and improvements held for sale serve as collateral for the loan. The officers of the general partner of 222 Raines, Ltd., the Registrant's General Partner, have personally guaranteed the note. The term loan from the bank was renewed on June 30, 2009 extending the maturity to June 30, 2011. The terms of the note agreement include interest only payments.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

Due to funding constraints, the General Partner has elected to defer the engagement of outside auditors at this time. Management will attempt to comply with financial disclosures within these constraints.

Item 9A. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered in this report, the Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of the disclosure controls and procedures. Based on this evaluation, Management concluded that the disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (2) accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

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

In evaluating internal controls, management considered the amount of Raines Lenders's financial activities and resources. Raines Lenders has for the past several years, used the services of Landmark Realty Services's accounting department to assist in completing the financial reporting process, but ultimately the principal executive officer and principal financial officer are responsible not only for controls, but also for all other aspects of general ledger, disbursements and receipts, and financial statement preparation. Management assessed the effectiveness of the Registrant's internal control over financial reporting as of December 31, 2010. Management has concluded that the Registrant's internal control over financial reporting was effective as of December 31, 2010.

This Annual Report does not include an attestation report of the Registrant's independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Registrant's independent registered public accounting firm pursuant to the rules of the SEC that permit the Registrant to provide only management's report on internal control in this Annual Report.

There were no changes in our internal controls or in other factors that occurred during the fourth quarter of our fiscal year ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect these internal controls over financial reporting.

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

Item 11. Executive Compensation

During 2010, Registrant was not required to and did not pay remuneration to any executives, partners of the General Partner or any affiliates, except as set forth in Item 13 of this report, "Certain Relationships and Related Transactions."
The General Partner does participate in the Profits, Losses and Distributions of the Registrant as set forth in the Partnership Agreement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Security Holder Matters

As of February 28, 2011, no person or "group" (as that term is used in Section 3(d) (3) of the Securities Exchange Act of 1934) was known by the Registrant to beneficially own more than five percent of the Units of Registrant.

As of the above date, the Registrant knew of no officers or directors of 222 Partners, Inc. that beneficially owned any of the units of the Registrant.

There are no arrangements known by the Registrant, the operation of which may, at a subsequent date, result in a change in control of the Registrant.

Item 13. Certain Relationships and Related Transactions

During 2010, no affiliated entities have earned compensation for services from the Registrant in excess of $60,000. For a listing of all miscellaneous transactions with affiliates refer to Note 2 to the Unaudited financial statements in Item 7.

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

Tax Fees

No tax fees were paid to our principal accountants for tax compliance, tax advice and tax planning during calendar years ended December 31, 2010 and 2009.

All Other Fees

No other fees were paid to our principal accountants during calendar years ended December 31, 2010 and 2009 for products and services other than those products and services described above.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

Because the Registrant's units of Limited Partnership are not traded, the General Partner acts as the audit committee. The General Partner pre-approves all audit and non-audit services provided by the independent auditors prior to the engagement of the independent auditors with respect to such services. Due to a lack of financial liquidity, the General Partner declined the annual audit services for the year ending December 31, 2010 and 2009.

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
31.1

Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Steven D. Ezell, the President of 222 Partners, Inc. the general partner of 222 Raines, Ltd., the General Partner of Raines Lenders, L.P. on March 31, 2011

31.2

Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Michael A. Hartley, the Vice President of 222 Partners, Inc, the general partner of 222 Raines, Ltd., the General Partner of Raines Lenders, L.P. on March 31, 2011

32

Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Steven D. Ezell, and Michael A. Hartley, the President and Vice President of 222 Partners, Inc. the general partner of 222 Raines, Ltd., the General Partner of Raines Lenders, L.P. on March 31, 2011.

(b)		No reports on Form 8-K have been filed during the last quarter of 2010.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RAINES LENDERS, L.P.
By: 222 Raines, Ltd.
General Partner
By: 222 Partners, Inc.
General Partner
DATE: March 31, 2011	By: /s/ Michael A. Hartley
Secretary/Treasurer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

RAINES LENDERS, L.P.
By: 222 Raines, Ltd.
General Partner
By: 222 Partners, Inc.
General Partner
DATE: March 31, 2011	By: /s/ Michael A. Hartley
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
31.1

Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Steven D. Ezell, the President of 222 Partners, Inc. the general partner of 222 Raines, Ltd., the General Partner of Raines Lenders, L.P. on March 31, 2011.

31.2

Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Michael A. Hartley, the Vice President of 222 Partners, Inc, the general partner of 222 Raines, Ltd., the General Partner of Raines Lenders, L.P. on March 31, 2011.

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

c) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls procedures as of December 31, 2010 based on such evaluation; and

d) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the Registrant's fourth quarter in the case of this report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

RAINES LENDERS, L.P.
By: 222 Raines, Ltd.
General Partner
By: 222 Partners, Inc
General partner
DATE: March 31, 2011	By:/s/ Steven D. Ezell
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

c) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls procedures as of December 31, 2011 based on such evaluation; and

d) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the Registrant's fourth quarter in the case of this report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

RAINES LENDERS, L.P.
By: 222 Raines, Ltd.
General Partner
By: 222 Partners Inc.
General partner
DATE: March 31, 2011	By:/s/ Michael A. Hartley
Chief Financial Officer

Index2

EXHIBIT 32

SECTION 1350 CERTIFICATIONS

To my knowledge, this Report on Form 10-K for the year ended December 31, 2010, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and the information contained in this Report fairly presents, in all material respects, the financial condition and results of operations of Raines Lenders, L.P. except for the omission of audited financial statements disclosed in Item 7, above.

RAINES LENDERS, L.P.
By: 222 Raines, Ltd.
General Partner
By: 222 Partners, Inc
General Partner
By:/s/ Steven D. Ezell
Chief Executive Officer
Date: March 31, 2011	By:/s/ Michael A. Hartley
Chief Financial Officer