Form 10-Q
period 2011-03-31
RAINES LENDERS L P
filed 2011-05-20
CIK 845399

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ending March 31, 2011
[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _______ to _____________

Commission File Number: 33-26327

RAINES LENDERS, L. P.

(Exact name of Registrant as specified in its charter)

Delaware	62-1375240
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification)

4205 Hillsboro Pike, Suite 208, Nashville, TN 37215

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

☐ Yes ☑ No

PART 1. FINANCIAL INFORMATION

RAINES LENDERS, L.P.
(A Delaware Limited Partnership)

FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 and 2010
(Unaudited)

INDEX

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Balance Sheets as of March 31, 2011 and December 31, 2010
Statements of Operations for the three months ended March 31, 2011 and 2010
Statements of Cash Flows for the three months ended March 31, 2011 and 2010
Notes to Financial Statements for the three months ended March 31, 2011 and 2010
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 3.Quantitative and Qualitative Disclosures about Market Risk
Item 4T Controls and procedures
PART II. OTHER INFORMATION
Item 6. Exhibits
Signatures

RAINES LENDERS, L.P.
(A Limited Partnership)
BALANCE SHEET

(Unaudited)

	March 31, 2011	December 31, 2010
ASSETS

Cash	$30,642	$62,509
Restricted cash - First TN	139,200	139,200
Land	1,817,986	1,817,986

Total Assets	$1,987,828	$$2,019,695

LIABILITIES AND CAPITAL

Liabilities
Accounts payable	$62,467	$87,467
Propery tax payable	90,748	68,848
Due to affiliate	555,350	553,100
Note payable to bank	400,000	400,000

Total Liabilities	1,108,565	1,109,415

Total Capital	879,263.00	910,280

Total Liabilities & Capital	$1,987,828	$2,019,695

See accompanying notes to financial statements.

RAINES LENDERS, L.P.
(A Limited Partnership)
STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended
	March 31,
	2011	2011

Revenues	$-	$-

Expenses
Property tax expense	21,900	21,852
Management fees	2,250	2,250
Legal and accounting fees	1,867	10,626
Administration expenses	-	774
Interest expense	5,000	17,105

Total Expenses	31,017	52,608

Net Loss	$(31,017)	$(52,608)

Net Loss per limited partner unit	$(5.51)	$(9.35)
Limited partner units outstanding	5,625	5,626

See accompanying notes to financial statements.

RAINES LENDERS, L.P.
(A Limited Partnership)
STATEMENTS OF CASH FLOWS
(Unaudited)

	For the three months ended March 31,
	2011	2010
Cash flows from operating activities:

Net Loss	$(31,017)	$(52,608)
Adjustments to reconcile net loss to net cash from operating activities:

Increase in Due to affiliates	2,250	14,355
(Decrease) in accounts payable	(25,000)	-
(Decrease)/increase in property taxes payable	21,900	(17,837)

Net cash from operating activities	(31,867)	(56,090)

Net decrease in cash	(31,867)	(56,090)

Cash at beginning of period	62,509	156,558
Cash at end of period	$30,642	$100,468

Cash payments
interest	$5,000	$5,000

See accompanying notes to financial statements.

RAINES LENDERS, L.P.
(A Limited Partnership)
NOTES TO THE FINANCIAL STATEMENTS
For the Three months Ended March 31, 2011 and 2010
(Unaudited)

A. ACCOUNTING POLICIES

The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Form 10-K for the year ended December 31, 2010. In the opinion of management such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to summarize fairly the Partnership's financial position and results of operations. The results of operations for the three-month period ended March 31, 2011 may not be indicative of the results that may be expected for the year ending December 31, 2011.

These financial statements were issued on May 20, 2011, with May 20, 2011 as the date through which subsequent events have been evaluated by management for recognition or disclosure purposes.

B. RELATED PARTY TRANSACTIONS

The General Partner and its affiliates have been actively involved in managing the Partnership. Affiliates of the General Partner receive fees for performing certain services. Expenses incurred for these services are disclosed below. The Registrant has loans from affiliates of the general partners. The loans are funds transferred to provide liquidity, for the accrual of payments of services provided and for interest accrued on these notes. These loans are documented with notes that bear interest at a rate of 9% and are payable on demand. Due to uncertainty of payment, the Partnership has discontinued accruing interest expense on these affiliated loans for the quarter ending March 31, 2011.

Statement of operations	2011	2010

Management fees	$2,250	$11,250
Accounting fees	-	10,906

Balance sheet	note for liquidity	note for services		accrued interest	Total

Balance at December 31, 2010	$538,000	$15,100	$		$553,100
Increase payables in 2011		2,250			2,250
Repayments					0
					0
Balance at March 31, 2011	$538,000	$17,350		$0	$555,350

C. COMPREHENSIVE (LOSS) INCOME

During the three-month periods ended March 31, 2011 and 2010, the Partnership had no components of other comprehensive loss.  Accordingly, comprehensive loss for each of the periods was the same as net loss.

RAINES LENDERS, L.P.
(A Limited Partnership)
NOTES TO THE FINANCIAL STATEMENTS
For the Three months Ended March 31, 2011 and 2010
(Unaudited)

D. LIQUIDITY

The Partnership has suffered recurring losses from operations. At March 31, 2011, the Partnership had unrestricted cash of $30,642 and liabilities to non-affiliated entities of $553,215. The Partnership owns assets with a net book value of $1,987,828 and has liabilities of $1,108,565. If funds are not sufficient to fund operations in 2011, the General Partner will defer the collection of fees for certain affiliated expenses and will use reasonable efforts to cover partnership needs until cash becomes available.

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

F. NOTE PAYABLE

On March 31, 2011, the Partnership held a term loan to a bank of $400,000 that bears interest at Prime +1% with a floor of 5% (5% at March 31, 2011). The 175 acres of land and improvements held for sale serve as collateral for the loan. The general partners of 222 Raines, Ltd., the Registrant's General Partner, have personally guaranteed the note. The loan terms require monthly payments of interest only. The maturity date of the loan is June 30, 2011.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations for the Quarter Ended March 31, 2011.

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

The Registrant had no land sales during the first three months of 2011 or 2010. Registrant expenses are comparable to prior years except for the discontinuation of the accrual of interest expense on affiliated loans in 2011 due to the uncertainty of payment..

The General Partner has assessed the future liquidity needs of the Registrant and has taken necessary measures to reduce the operating cash needs. Due to the recent lack of land sales and limited other cash sources, many of the administrative costs of the Registrant have been placed on hold until the cash position of the Registrant improves. The General Partner believes the real estate market in Memphis, Tennessee may rebound in the future, but until sales occur, the services of third party independent auditors to review and opine on the financial statements included in the Form 10-K as of December 31, 2010 and in this Form 10-Q as of March 31, 2011 have been postponed. These services along with most all other administrative services have been reduced as much as possible. The General Partner has attempted to comply with security regulations within these constraints

Financial Condition and Liquidity

The Partnership has suffered recurring losses from operations. At March 31, 2011, the Partnership had unrestricted cash of $30,642 and liabilities to non-affiliated entities of $553,215. The Partnership owns assets with a net book value of $1,987,828 and has liabilities of $1,108,565. If funds are not sufficient to fund operations in 2011, the General Partner will defer the collection of fees for certain affiliated expenses and will use reasonable efforts to cover partnership needs until cash becomes available.

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

Contractual Obligations and Commitments

At March 31, 2011, the Partnership has no capital lease obligations, operating leases, or unconditional purchase obligations. The Partnership does not enter into derivative transactions. On March 31, 2011, the Partnership held a term loan to a bank of $400,000 that bears interest at Prime +1% with a floor of 5% (5% at March 31, 2011). The 175 acres of land and improvements held for sale serve as collateral for the loan. The general partners of 222 Raines, Ltd., the Registrant's General Partner, have personally guaranteed the note. The loan terms require monthly payments of interest only. The maturity date of the loan is June 30, 2011.

At March 31, 2011 and 2010, the Partnership had a cash balance of $139,200 restricted by the City of Memphis to be used to fund property improvements, consisting of road and utility work. This restricted cash secures a letter of credit in the same amount to ensure the required developments are made. The Partnership may also borrow from the General Partner in order to meet cash flow needs and may have amounts payable to the General Partner for management fees or other services. At March 31, 2011, the Partnership had borrowings from the General Partner totaling $553,100. Transactions with the General Partner and affiliates are discussed in Note B to the financial statements.

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

Part II. OTHER INFORMATION

INDEX

Item 6. Exhibits and reports on Form 8-K
(a) Exhibits

Exhibit Number	Description
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Steven D. Ezell, general partner of 222 Raines, Ltd., General Partner of Raines Lenders, L.P. on May 20, 2011.
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Michael A. Hartley, general partner of 222 Raines, Ltd., General Partner of Raines Lenders, L.P. on May 20, 2011.
32.1

Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Steven D. Ezell and Michael A. Hartley, general partners of 222 Raines, Ltd., General Partner of Raines Lenders, L.P. on May 20, 2011.

(b) The Registrant has not filed a Form 8-K during the three-month period ending March 31, 2011.

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

Raines Lenders, L.P.
	By:	222 Raines, Ltd.
Date: May 20, 2011		By:	Steven D. Ezell
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

Raines Lenders, L.P.
	By:	222 Raines, Ltd.
Date: May 20, 2011		By:	Michael A. Hartley
general partner

exhibit

RAINES LENDERS, L. P.
CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Exhibit 32.1

In connection with the Report of Raines Lenders, L. P. on Form 10-Q for the quarter ended March 31, 2011, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that:

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

Raines Lenders, L.P.
	By:	222 Raines, Ltd.
Date: May 20, 2011		By:	Steven D. Ezell
general partner

Date: May 20, 2011	By:	Michael A. Hartley
general partner

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

.	RAINES LENDERS, L.P.
By: 222 RAINES LTD.
General Partner
Date: May 20, 2011	By: /s/ Steven D. Ezell
general partner
By: 222 PARTNERS, INC.
general partner
Date: May 20, 2011	By: /s/ Michael A. Hartley
Vice President